Form 10-Q
period 2014-10-31
Oaxaca Resources Corp
filed 2014-12-15
CIK 1606364

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2014

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 3,000,000 common shares as of December 12, 2014.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [X]

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheets as of October 31, 2014 (unaudited) and April 30, 2014;
F-2	Statements of Operations for the three and six months ended October 31, 2014 (unaudited);
F-3	Statement of Cash Flows for the six months ended October 31, 2014 (unaudited);
F-4	Notes to Financial Statements.

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended October 31, 2014 are not necessarily indicative of the results that can be expected for the full year.

OAXACA RESOURCES CORP.

CONSOLIDATED BALANCE SHEETS

(Stated in US Dollars)

(Unaudited)

	October 31,	April 30,
ASSETS	2014	2014

Current
Cash	$6,415	$35,453
Prepaid expenses	2,500	-

Total current assets	8,915	-

Mineral property option - Note 5	1,150	-

Total assets	$10,065	$35,453

LIABILITIES

Current
Accounts payable and accrued liabilities	$500	$1,441
Total current liabilities	500	1,441

Long term liabilities
Accrued interest- related party - Note 6	665	-
Due to related party - Note 6	27,000	22,000
Total long term liabilities	27,665	22,000

Total liabilities	28,165	23,441

STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred stock, $0.001 par value
10,000,000 shares authorized, none outstanding
Common stock, $0.001 par value - Notes 6 and 7
90,000,000 shares authorized
3,000,000 and 1,800,000shares issued and outstanding, respectively	3,000	1,800
Additional paid in capital	19,500	11,700
Accumulated deficit	(40,600)	(1,488)

Total stockholders’ equity (deficit)	(18,100)	12,012

Total liabilities & stockholders’ equity (deficit)	$10,065	$35,453

SEE ACCOMPANYING NOTES THAT ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

OAXACA RESOURCES CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Stated in US Dollars)

(Unaudited)

	Three months ended October 31, 2014	Six months ended October 31, 2014

Expenses
Audit and accounting fees	$3,353	$9,553
Bank charges	126	326
Consulting fees	12,000	12,050
Foreign exchange	6	3
Legal fees	3,799	8,982
Office expenses	750	1,500
Mineral property - exploration costs	-	2,000
Transfer and filing fees	2,377	4,033

Operating loss	22,411	38,447

Interest expense - Note 6	325	665

Net loss	$(22,376)	$(39,112)

Basic loss per share	$(0.01)	$(0.02)

Weighted average number of shares outstanding - basic	2,543,478	2,171,739

SEE ACCOMPANYING NOTES THAT ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

OAXACA RESOURCES CORP.

(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF CASH FLOWS

(Stated in US Dollars)

(Unaudited)

Six Months Ended
October 31, 2014
Cash flows used in operating activities
Net loss	$(39,112)
Changes in non-cash working capital items:
Prepaid expenses	(2,500)
Accounts payable and accrued liabilities	(941)
Accrued interest - related party	665

Net cash used in operating activities	(41,888)

Cash flows from investing activities
Acquisition of mineral property option	(1,150)

Net cash used by investing activities	(1,150)

Cash Flows from Financing Activities
Capital stock issued	9,000
Due to related party	5,000

Net cash provided by financing activities	14,000

Decrease in cash during the period	(29,038)

Cash, beginning of the period	35,453

Cash, end of the period	$6,415

Supplemental information

Interest and taxes paid in cash	$-

SEE ACCOMPANYING NOTES THAT ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

OAXACA RESOURCES CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2014

(Stated in US Dollars)

(Unaudited)

Note 1  Basis of Presentation

While the information presented in the accompanying October 31, 2014 interim consolidated financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim period presented in accordance with the accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  These interim consolidated financial statements should be read in conjunction with the Company’s April 30, 2014 audited financial statements (notes thereto) included in the Company’s Form S-1.

Operating results for the six months ended October 31, 2014 are not necessarily indicative of the results that can be expected for the year ending April 30, 2015.

Note 2  Nature of Operations and Ability to Continue as a Going Concern

The Company was incorporated in the state of Nevada, United States of America on April 9, 2014.  The Company was formed for the purpose of acquiring and developing mineral properties.  The Company’s year-end is April 30.

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  The Company has yet to achieve profitable operations, has accumulated losses of $40,600 since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing from shareholders or other sources to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available or on acceptable terms, if at all.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the company cannot continue in existence.

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

The financial statements have, in management’s opinion, been properly prepared within the framework of the significant accounting policies summarized below:

OAXACA RESOURCES CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2014

(Stated in US Dollars)

(Unaudited)

Note 3  Summary of Significant Accounting Policies - (cont’d)

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

Mineral property exploration costs are expensed as incurred.

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

OAXACA RESOURCES CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2014

(Stated in US Dollars)

(Unaudited)

Note 3  Summary of Significant Accounting Policies - (cont’d)

Asset Retirement Obligations - (cont’d)

The fair value of the ARO is measured using expected future cash flow, discounted at the Company’s credit-adjusted risk-free interest rate.  As of October 31, 2014 the Company has determined no provision for ARO’s is required.

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

OAXACA RESOURCES CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2014

(Stated in US Dollars)

(Unaudited)

Note 3  Summary of Significant Accounting Policies - (cont’d)

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

Newly Issued Accounting Pronouncements

In June 2014, the FASB issued Accounting Standards Update No 2014-10.  This update eliminated the definition of an exploration stage Company from the Master Glossary of the Accounting Standards Codification, thereby removing the financial reporting distinction between exploration stage entities and other reporting entities from US GAAP.  The Company has adopted this new guidance retroactively to May 1, 2014 as permitted.  As a result the Company no longer has the obligation to disclose an accounting policy for its exploration stage activities, nor is it required to present inception to date information in the statements of operations, statements of cash flows, and the statement of stockholders equity (deficit).

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

OAXACA RESOURCES CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2014

(Stated in US Dollars)

(Unaudited)

Note 4  Financial Instruments - (cont’d)

Level 3 - inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques that include option pricing models, discounted cash flow models, and similar techniques.

The carrying value of the Company’s financial assets and liabilities which consist of cash, accounts payable and accrued liabilities in management’s opinion approximate their fair value due to the short maturity of such instruments.  These financial assets and liabilities are valued using level 3 inputs, except for cash which is at level 1.  Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, exchange or credit risks arising from these financial instruments.

Note 5  Mineral Property

On May 20, 2014, the Company’s wholly owned subsidiary, ORC Exploration Ltd (“ORC”) entered into a property option agreement whereby ORC was granted an option to earn up to an 100% interest in the Elizabeth mineral claim #1028302”.  The Elizabeth claim is located in the Omineca mining district of the Province of British Columbia Canada, and comprises 518 hectares.

Consideration for the option consists of cash payments totalling US $11,150, of which US $1,150 is payable upon the execution of the agreement (paid) and US $10,000 is due on or before April 30, 2017.

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

On April 28, 2014, the Company President loaned $22,000 to the Company and the Company issued a promissory note in the amount of $22,000.  The promissory note is unsecured, bears interest at 6% per annum, and matures on December 31, 2018.  During the three and six month periods ended October 31, 2014 the Company charged interest expense of $323 and $663 respectively pursuant to this note payable.  Total accrued interest on this note as of October 31, 2014 was $663.

On October 28, 2014, the Company President loaned $5,000 to the Company and the Company issued a promissory note in the amount of $5,000.  The promissory note is unsecured, bears interest at 6% per annum, and matures on December 31, 2018.  During the three and six month periods ended October 31, 2014, the Company charged interest expense of $2 pursuant to this note payable.  Total accrued interest on this note as of October 31, 2014 was $2.

Note 7  Capital Stock

The authorized common stock of the Company consists of 90,000,000 shares of common stock with par value of $0.001 and 10,000,000 shares of preferred stock with a par value of $0.001. As of October 31, 2014 the Company had 3,000,000 common stock and zero preferred stock outstanding.

OAXACA RESOURCES CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2014

(Stated in US Dollars)

(Unaudited)

Note 7  Capital Stock - (cont’d)

On April 30, 2014, the Company issued 1,800,000 common shares to the Company’s president at $0.0075 per share for total proceeds of $13,500.

On September 4, 2014, pursuant to a Prospectus offering of up to 1,700,000 common shares at a price of US$0.0075, the Company issued 1,200,000 common shares for aggregate proceeds of US $9,000.  The subscription agreement allows for the Company to accept in full settlement in either US$0.0075 or 0.1 Mexican Peso’s for each share acquired.

Note 8  Subsequent Events

Subsequent events were evaluated through December 4, 2014 the date the financial statements were issued.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements.” These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

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

Management’s estimate of our planned expenditures by category and by quarter for the next fiscal year are set forth below:

	Fiscal Year Ending April 30, 2015
	Q1	Q2	Q3	Q4	Category Totals
Expense Category
Mining Exploration	$0	$0	$0	$11,825	$11,825
Legal, Accounting	$2,000	$2,000	$2,000	$2,000	$8,000
Totals	$2,000	$2,000	$2,000	$13,825	19,825

Our initial mining exploration program, which was originally scheduled for the second quarter of the fiscal year ending April 15, 2015, has been delayed until the fourth quarter due to forest fire concerns.

We have not identified commercially exploitable reserves of minerals on our Mineral Claim to date.  We are an exploration stage company and there is no assurance that commercially viable minerals quantities exist on our Mineral Claim.

Results of Operations for the three and six months ended October 31, 2014.

We have not earned any revenues since the inception of our current business operations. We incurred expenses and a net loss in the amount of $22,376 for the three months ended October 31, 2014. Our expenses consisted of audit and accounting fees of $3,353, bank charges of $126, consulting fees of $12,000 paid with respect to DTC eligibility, a $6 loss on foreign exchange, legal fees of $3,799, office expenses of $750, transfer and filing fees of $2,377, and interest expense of $325.  We incurred expenses and a net loss in the amount of $39,112 for the six months ended October 31, 2014. Our expenses for the six month period consisted of audit and accounting fees of $9,553, bank charges of $326, consulting fees of $12,050, a $3 loss on foreign exchange, legal fees of $8,982, office expenses of $1,500, exploration costs of $2,000, transfer and filing fees of $4,033, and interest expense of $665.

Our losses are attributable to operating expenses together with a lack of any revenues. Now that our public offering has been completed, we anticipate our legal and accounting expenses will decline, while our exploration expenses will increase when we undertake our initial exploration plan for the Mineral Claim.

Liquidity and Capital Resources

As of October 31, 2014, we had total current assets of $8,915, consisting of cash in the amount of $6,415 and prepaid expenses of $2,500. We had current liabilities of $500 as of October 31, 2014.  Accordingly, we had working capital of $8,415 as of October 31, 2014.

On April 28, 2014 our sole officer and director loaned the Company $22,000 which is evidenced by a Promissory Note in the amount of $22,000 with interest accruing on the principal amount at 6% per annum and due on December 31, 2018.

On October 28, 2014 our sole officer and director loaned the Company $5,000 which is evidenced by a Promissory Note in the amount of $5,000 with interest accruing on the principal amount at 6% per annum and due on December 31, 2018.

Our sole officer and Director, Mr. Montes, has offered to fund our basic legal and accounting compliance expenses through additional infusions of equity or debt capital on an as-needed basis, although he is under no legal obligation to provide funding.  This offer is not the subject of a formal written agreement with us, and there are no specific limits as to time or dollar amount.

As outlined above, we expect to spend approximately $19,825 toward the initial implementation of our business plan over the course of the fiscal year ending April 30, 2015. Consequently we will have to raise more money to complete our initial exploration program.

Beyond the current fiscal year, we will also require significant additional capital in order to conduct additional phases of exploration on the Mineral Claim and, if warranted by the geological results, to undertake commercial mineral production on our mineral claims following completion of exploration activities.  We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

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

Off Balance Sheet Arrangements

As of October 31, 2014, there were no off balance sheet arrangements.

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

Item 4. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of October 31, 2014. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Jose Montes. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of October 31, 2014, our disclosure controls and procedures are not effective. There have been no changes in our internal controls over financial reporting during the quarter ended October 31, 2014.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description of Exhibit
10.1	Promissory Note in the amount of $5,000 due December 31, 2018
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2014 formatted in Extensible Business Reporting Language (XBRL).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Oaxaca Resources Corp.

Date:	December 15, 2014

By:	/s/ Jose Montes Jose Montes
Title:	Chief Executive Officer and Director