Form 10-Q
period 2015-01-31
Oaxaca Resources Corp
filed 2015-03-17
CIK 1606364

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2015

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

(775) 624-5669
(Registrant’s telephone number)

______________________________________________________________
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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 3,000,000 common shares as of March 5, 2015.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [X]

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheets as of January 31, 2015 (unaudited) and April 30, 2014;
F-2	Statements of Operations for the three and nine months ended January 31, 2015 (unaudited);
F-3	Statements of Cash Flows for the nine months ended January 31, 2015 (unaudited);
F-4	Notes to Financial Statements.

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended January 31, 2015 are not necessarily indicative of the results that can be expected for the full year.

OAXACA RESOURCES CORP.

CONSOLIDATED BALANCE SHEETS

(Stated in US Dollars)

(Unaudited)

	January 31,	April 30,
ASSETS	2015	2014

Current
Cash	$3,299	$35,453
Prepaid expenses	250	-

Total current assets	3,549	-

Mineral property option - Note 5	1,150	-

Total assets	$4,699	$35,453

LIABILITIES

Current
Accounts payable and accrued liabilities	$250	$1,441
Total current liabilities	250	1,441

Long term liabilities
Accrued interest- related party - Note 6	1,083	-
Due to related party - Note 6	27,000	22,000
Total long term liabilities	28,083	22,000

Total liabilities	28,333	23,441

STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred stock, $0.001 par value 10,000,000 shares authorized, none outstanding	-	-
Common stock, $0.001 par value - Notes 6 and 7 90,000,000 shares authorized 3,000,000 and 1,800,000 shares issued and outstanding, respectively	3,000	1,800
Additional paid in capital	19,500	11,700
Accumulated deficit	(46,134)	(1,488)

Total stockholders’ equity (deficit)	(23,634)	12,012

Total liabilities & stockholders’ equity (deficit)	$4,699	$35,453

SEE ACCOMPANYING NOTES THAT ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

OAXACA RESOURCES CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Stated in US Dollars)

(Unaudited)

	Three Months Ended January 31, 2015	Nine Months Ended January 31, 2015

Expenses
Audit and accounting fees	$3,037	$12,590
Bank charges	36	362
Consulting fees	-	12,050
Foreign exchange	24	27
Legal fees	719	9,701
Office expenses	750	2,250
Mineral property - exploration costs	-	2,000
Transfer and filing fees	550	4,583

Operating loss	5,116	43,563

Interest expense - Note 6	418	1,083

Net loss	$(5,534)	$(44,646)

Basic loss per share	$(0.00)	$(0.02)

Weighted average number of shares outstanding - basic	3,000,000	2,447,826

SEE ACCOMPANYING NOTES THAT ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

OAXACA RESOURCES CORP.

(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF CASH FLOWS

(Stated in US Dollars)

(Unaudited)

Nine Months Ended January 31, 2015
Cash flows used in operating activities
Net loss	$(44,646)
Changes in operating assets and liabilities:
Prepaid expenses	(250)
Accounts payable and accrued liabilities	(1,191)
Accrued interest - related party	1,083

Net cash used in operating activities	(45,004)

Cash flows from investing activities
Acquisition of mineral property option	(1,150)

Net cash used by investing activities	(1,150)

Cash Flows from Financing Activities
Capital stock issued	9,000
Due to related party	5,000

Net cash provided by financing activities	14,000

Decrease in cash during the period	(32,154)

Cash, beginning of the period	35,453

Cash, end of the period	$3,299

Supplemental information

Interest and taxes paid in cash	$-

SEE ACCOMPANYING NOTES THAT ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

OAXACA RESOURCES CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2015

(Stated in US Dollars)

(Unaudited)

Note 1  Basis of Presentation

While the information presented in the accompanying January 31, 2015 interim consolidated financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim period presented in accordance with the accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  These interim consolidated financial statements should be read in conjunction with the Company’s April 30, 2014 audited financial statements (notes thereto) included in the Company’s Form S-1.

Operating results for the nine months ended January 31, 2015 are not necessarily indicative of the results that can be expected for the year ending April 30, 2015.

Note 2  Nature of Operations and Ability to Continue as a Going Concern

The Company was incorporated in the state of Nevada, United States of America on April 9, 2014.  The Company was formed for the purpose of acquiring and developing mineral properties.  The Company’s year-end is April 30.

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  The Company has yet to achieve profitable operations, has accumulated losses of $46,134 since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing from shareholders or other sources to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available or on acceptable terms, if at all.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the company cannot continue in existence.

Oaxaca Resources Corp.

Notes to the Consolidated Financial Statements

January 31, 2015

(Stated in US Dollars)

(Unaudited)

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

Oaxaca Resources Corp.

Notes to the Consolidated Financial Statements

January 31, 2015

(Stated in US Dollars)

(Unaudited)

Note 3  Summary of Significant Accounting Policies - (cont’d)

Mineral Property - (cont’d)

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

The fair value of the ARO is measured using expected future cash flow, discounted at the Company’s credit-adjusted risk-free interest rate.  As of January 31, 2015 the Company has determined no provision for ARO’s is required.

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

Oaxaca Resources Corp.

Notes to the Consolidated Financial Statements

January 31, 2015

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

Oaxaca Resources Corp.

Notes to the Consolidated Financial Statements

January 31, 2015

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

Oaxaca Resources Corp.

Notes to the Consolidated Financial Statements

January 31, 2015

(Stated in US Dollars)

(Unaudited)

Note 4  Financial Instruments - (cont’d)

The carrying value of the Company’s financial assets and liabilities which consist of cash, accounts payable and accrued liabilities and due to related parties in management’s opinion approximate their fair value due to the short maturity of such instruments.  These financial assets and liabilities are valued using level 3 inputs, except for cash which is at level 1.  Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, exchange or credit risks arising from these financial instruments.

Note 5  Mineral Property

On May 20, 2014, the Company’s wholly owned subsidiary, ORC Exploration Ltd (“ORC”) entered into a property option agreement whereby ORC was granted an option to earn up to an 100% interest in the Elizabeth mineral claim #1028302”.  The Elizabeth claim is located in the Omineca mining district of the Province of British Columbia Canada, and comprises 518 hectares.

Consideration for the option consists of cash payments totalling US$11,150, of which US$1,150 is payable upon the execution of the agreement (paid) and US$10,000 is due on or before April 30, 2017.

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

On April 28, 2014, the Company President loaned $22,000 to the Company and the Company issued a promissory note in the amount of $22,000.  The promissory note is unsecured, bears interest at 6% per annum, and matures on December 31, 2018.  During the three and nine month periods ended January 31, 2015 the Company charged interest expense of $342 and $1,005 respectively pursuant to this note payable.  Total accrued interest on this note as of January 31, 2015 was $1,005.

On October 28, 2014, the Company President loaned $5,000 to the Company and the Company issued a promissory note in the amount of $5,000.  The promissory note is unsecured, bears interest at 6% per annum, and matures on December 31, 2018.  During the three and nine month periods ended January 31, 2015, the Company charged interest expense of $76 pursuant to this note payable.  Total accrued interest on this note as of January 31, 2015 was $78.

Oaxaca Resources Corp.

Notes to the Consolidated Financial Statements

January 31, 2015

(Stated in US Dollars)

(Unaudited)

Note 7  Capital Stock

The authorized common stock of the Company consists of 90,000,000 shares of common stock with par value of $0.001 and 10,000,000 shares of preferred stock with a par value of $0.001. As of January 31, 2015 the Company had 3,000,000 common stock and zero preferred stock outstanding.

On April 30, 2014, the Company issued 1,800,000 common shares to the Company’s president at $0.0075 per share for total proceeds of $13,500.

On September 4, 2014, pursuant to a Prospectus offering of up to 1,700,000 common shares at a price of US$0.0075, the Company issued 1,200,000 common shares for aggregate proceeds of US$9,000.  The subscription agreement allows for the Company to accept in full settlement in either US$0.0075 or 0.1 Mexican Peso’s for each share acquired.

Note 8  Subsequent Events

Subsequent events were evaluated through March 17, 2015 the date the financial statements were issued.

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

Results of Operations for the three and nine months ended January 31, 2015.

We have not earned any revenues since the inception of our current business operations. We incurred expenses and a net loss in the amount of $5,534 for the three months ended January 31, 2015. Our expenses consisted of audit and accounting fees of $3,037, bank charges of $36, a $24 loss on foreign exchange, legal fees of $719, office expenses of $750, transfer and filing fees of $550, and interest expense of $418.  We incurred expenses and a net loss in the amount of $44,646 for the nine months ended January 31, 2015. Our expenses for the nine month period consisted of audit and accounting fees of $12,590, bank charges of $362, consulting fees of $12,050, a $27 loss on foreign exchange, legal fees of $9,701, office expenses of $2,250, exploration costs of $2,000, transfer and filing fees of $4,583, and interest expense of $1,083.

Our losses are attributable to operating expenses together with a lack of any revenues. We anticipate that our exploration expenses will increase when we undertake our initial exploration plan for the Mineral Claim.

Liquidity and Capital Resources

As of January 31, 2015, we had total current assets of $3,549, consisting of cash in the amount of $3,299 and prepaid expenses of $250. We had current liabilities of $250 as of January 31, 2015.  Accordingly, we had working capital of $3,299 as of January 31, 2015.

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

Off Balance Sheet Arrangements

As of January 31, 2015, there were no off balance sheet arrangements.

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

Item 4. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of January 31, 2015. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Jose Montes. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of January 31, 2015, our disclosure controls and procedures are not effective. There have been no changes in our internal controls over financial reporting during the quarter ended January 31, 2015.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2015 formatted in Extensible Business Reporting Language (XBRL).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Oaxaca Resources Corp.

Date:	March 17, 2015

By:	/s/ Jose Montes Jose Montes
Title:	Chief Executive Officer and Director