Form 10-K
period 2015-04-30
Oaxaca Resources Corp
filed 2015-06-29
CIK 1606364

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2015

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from _________ to ________

Commission file number: 333-196921

Oaxaca Resources Corp.

(Exact name of registrant as specified in its charter)

Nevada	36-4752858
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1551 Johnston Street Suite 201, Vancouver, B.C.	V6H 3R9
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: 1-800 790-6899

Apartado de correos 112, CP 63732, Bucerias, Nayarit, Mexico

(Former name, former address and former fiscal year, if changed since last report)

Securities registered under Section 12(b) of the Exchange Act

Title of each class	Name of each exchange on which registered
None	not applicable

Securities registered under Section 12(g) of the Exchange Act:

Title of each class

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [X] No [  ]

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X ] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]  Accelerated filer [ ]  Non-accelerated filer [ ]  Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $22,500.00

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date 3,000,000 as of  May 31, 2015.

PART I

Item 1. Business

The Company

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

We have no proven or probable reserves of commercially viable mineral deposits on our Mineral Claim. Additionally, any ongoing exploration activities will include numerous costly exploration phases which we now find, in general, are commercially unviable.

The Mineral Claim comprises a rectangular shaped block of land of approximately 1.5 miles long by 1.3 miles wide and is located along the Pinchi Fault Zone. Historic exploration work showed that the claims are located within an area that has potential for copper mineralization.

Our initial mining exploration program, which was scheduled for the second quarter of the fiscal year ending April 15, 2015, was delayed until the fourth quarter due to forest fire concerns.  As we have run out of funding to proceed along our planned exploration, our management has decided to seek out other potential business operations and management skills for the continuation of our business.  In this regard, effective June 8, 2015, our CEO and sole director, Jose Montes resigned all positions as an officer and director of the Company, and we appointed Mr. Mike Gilliland to serve as sole officer and director of the company.  Mr. Gilliland is reviewing several options for a business plan within his expertise and upon development of such plan will provide further information of management’s goals and strategy for the future of the Company.

Since we are in the exploration stage of our business plan, we have not yet earned any revenues from our planned operations. As of April 30, 2015, we had $58 cash on hand, and current liabilities in the amount of $3,789.  Accordingly, we had a working capital deficit of $3,481  as of April 30, 2015.  Since our inception through April 30, 2015, we have incurred a net loss of $54,460.

We attribute our net loss to having no revenues to offset our expenses and the professional fees related to the creation and operation of our business.  Our management estimates that, until such time that we are able to identify a new commercially viable business plan, we will continue to experience negative cash flow. We expect, due to our recent change of management, that we will, in the near future, be involved in a mergers or acquisitions with other companies or entities.

Exploration costs are billed to us in Canadian dollars, but we will pay those costs in U.S. dollars.   The value of Canadian dollars when converted into U.S. currency fluctuates.  Dollar amounts provided in this report are stated or quantified in U.S. currency, except exploration costs, which are quantified in Canadian currency.  The dollar amounts provided at the date of this report assume that $1.00 US dollar is equivalent to $1.23Canadian dollars.

Our fiscal year end is April 30.  Our principal offices were located at Apartado de correos 112, CP63732, Bucerias, Nayarit, but have now changed and are at:  1551 Johnston Street, Suite 201, Vancouver, B. C., Our telephone number is: 1-800-790-6899.

Emerging Growth Company Status

We are an "emerging growth company" as defined under the Jumpstart our Business Startups Act ("JOBS Act").  We will remain an "emerging growth company" for up to five years, or until the earliest of:

(i)

the last day of the first fiscal year in which our total annual gross revenues exceed $1 billion,

(ii)

the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, which would occur if the market value of our ordinary shares that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or

(iii)

the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period.

As an "emerging growth company", we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not "emerging growth companies" including, but not limited to:

•

not being required to comply with the auditor attestation requirements of section 404(b) of the Sarbanes-Oxley Act (“Sarbanes Oxley”) (we also will not be subject to the auditor attestation requirements of section 404(b) as long as we are a "smaller reporting company", which includes issuers that had a public float of less than $75 million as of the last business day of their most recently completed second fiscal quarter);

•

reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements; and

•

exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Forward-Looking Statements

Employees

As of April 30, 2015, we had 1 employee.

Subsidiaries

As of April 30, 2015 we had one subsidiary, ORC Exploration LLC, a Nevada Limited Liability Company.

Item 1A. Risk Factors.

A smaller reporting company is not required to provide the information required by this Item.

Item 1B. Unresolved Staff Comments.

A smaller reporting company is not required to provide the information required by this Item.

Item 2. Properties

Our principal executive offices are located at 1551 Johnston Street, Suite 201 Vancouver, B.C.

Item 3. Legal Proceedings

We are not currently a party to any legal proceedings. We are not aware of any pending legal proceeding to which any of our officer, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 4. Mine Safety Disclosures

N/A

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is quoted under the symbol “OXCR” on the OTCBB operated by the Financial Industry Regulatory Authority, Inc. (“FINRA”) and the OTCPink operated by OTC Markets Group, Inc.  The criteria for listing on either the OTCBB or OTCQB are similar and include that we remain current in our SEC reporting.  Currently, no market makers make a market in our stock on either platform and no active market exists for our securities. There is no assurance that a regular trading market will develop, or if developed, that it will be sustained. Therefore, a shareholder may be unable to resell securities in our company.

To date, no trading has occurred in our stock on either platform as shown by the following tables.

Fiscal Year Ending April 30, 2015
Quarter Ended	High $	Low $
April 30, 2015	0	0
January 30, 2015	0	0
October 31, 2014	0	0
July 31, 2014	0	0

Penny Stock

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a market price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of the securities laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form, including language, type size and format, as the SEC shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) a monthly account statement showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement as to transactions involving penny stocks, and a signed and dated copy of a written suitability statement.

These disclosure requirements may have the effect of reducing the trading activity for our common stock. Therefore, stockholders may have difficulty selling our securities.

Holders of Our Common Stock

As of April 30, 2015, we had 3,000,000 shares of our common stock issued and outstanding, held by  Thirty Three (33) shareholders of record, with any others holding shares in street name.

Dividends

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where after giving effect to the distribution of the dividend:

1.

we would not be able to pay our debts as they become due in the usual course of business, or;

2.

our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

We have not declared any dividends and we do not plan to declare any dividends in the foreseeable future.

Recent Sales of Unregistered Securities

We have no recent sales of unregistered securities.

We have no Securities issued or reserve under an equity compensation plan.

Item 6. Selected Financial Data

A smaller reporting company is not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

Results of Operations for the Years Ended April 30, 2015 and 2014

We generated no revenues from April 9, 2014 (date of inception) to April 30, 2015. We do not expect to generate revenues until we are have established a new business plan and operations and successfully implemented that plan.

We incurred operating expenses of $52,972 for the year ended April 30, 2015, compared with operating expenses of $1,488 for the year ended April 30, 2014. The most significant changes in operating expenses comprised the following:  Audit and accounting fees increased to $15,680 (2014 - $nil); bank charges increased to $429 (2014 : - $40); consulting fees increased to $12,050 ( 2014 -  $nil);legal fees increased to $11,650 (2014 - $1,316); office expenses increased to $3,000 (2014 - $132) mineral property acquisition costs increased to $2,000 (2014 - $nil); transfer and filing fees increased to $5,508 (2014 - $nil); write down of mineral property increased to $1,150 (2014 - $nil).

We incurred other expenses of $1,479 for the year ended April 30, 2015, as compared to $nil for the year ended April 30, 2014. Our other expenses for 2015 consisted of interest expenses of $1,479.  Our other expenses for 2014 consisted of interest expenses of $nil  Interest expense for 2015 and 2014 included $1,479 and $nil respectively, to reflect the interest accrued on promissory notes issued during the periods..

We incurred a net loss of $52,972 for the year ended April 30, 2015, as compared with a net loss of $1,488 for the prior year.

Liquidity and Capital Resources

As of April 30, 2015, we had cash of $58 and $35,453 as of April 30, 2014. We had a working capital deficit of $3,481  as of April 30, 2015.

Operating activities used $48,245 in cash for the year ended April 30, 2015. The decrease in cash was attributable to funding the loss for the year.

Financing activities provided $14,000 for the year ended April 30, 2015 and consisted of $5,000 in proceeds from notes payable and $9,000from the issuance of capital stock.

We have issued various promissory notes in the past year to meet our short term demands. In the past year, we have raised $5,000 in proceeds from the sale of these notes, the terms of which are provided in the notes to the financial statements accompanying this Annual Report. While this source of bridge financing has been helpful in the short term to meet our financial obligations, we will need additional financing to fund our operations and implement our business plan.

Based upon our current financial condition, we do not have sufficient cash to operate our business at the current level for the next twelve months. We intend to fund future operations through new business sales and debt and/or equity financing arrangements, which may be insufficient to fund expenditures or other cash requirements. We plan to seek additional financing in a private equity offering to secure funding for operations. There can be no assurance that we will be successful in raising additional funding. If we are not able to secure additional funding, the implementation of our future business plan will be impaired. There can be no assurance that such additional financing will be available to us on acceptable terms or at all.

Going Concern

Our financial statements have been prepared assuming that we will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have incurred cumulative losses of $54,460 for the period April 9, 2014 (inception date) through April 30, 2015, expect to incur further losses in the development of our new business and have been dependent on funding operations through the issuance of convertible debt and private sale of equity securities. These conditions raise substantial doubt about our ability to continue as a going concern. Management’s plans include continuing to finance operations through the private or public placement of debt and/or equity securities and the reduction of expenditures. However, no assurance can be given at this time as to whether we will be able to achieve these objectives. The financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

Development Stage Activities and Operations:

The Company is in the development stage and has had no revenues. A development stage company is defined as one in which all efforts are devoted substantially to establishing a new business and even if planned principal operations have commenced, revenues are insignificant.

Recently Issued Accounting Pronouncements

On July 18, 2013, the FASB issued Accounting Standards Update No. 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (“ASU 2013-11”). ASU 2013-11 is expected to reduce diversity in practice by providing guidance on the presentation of unrecognized tax benefits and will better reflect the manner in which an entity would settle at the reporting date any additional income taxes that would result from the disallowance of a tax position when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exist. The amendments in this update should be applied prospectively for annual and interim periods beginning after December 15, 2013. The Company is currently evaluating the impact of its pending adoption of ASU 2013-11 on its consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standard if currently adopted would have a material effect on the accompanying financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:

F-1	Reports of Independent Registered Public Accounting Firm
F-3	Consolidated Balance Sheets as of April 30, 2015 and 2014
F-4	Consolidated Statements of Operations for the years ended April 30, 2015 and April 30, 2014
F-5	Consolidated Statement of Stockholders’ (Deficiency) Equity for period from April 30, 2014 to April 30, 2015
F-6	Consolidated Statements of Cash Flows for the years ended April 30, 2015 and April 30, 2014
F-7	Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Oaxaca Resources Corp.

We have audited the accompanying balance sheet of Oaxaca Resources Corp. (the "Company") as of April 30, 2014 and the related statements of operations, stockholder’s equity and cash flow from inception (April 9, 2014) to April 30, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over the financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Oaxaca Resources Corp. as of April 30, 2014 and the result of its operations and its cash flow from inception (April 9, 2014) to April 30, 2014, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations, which raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ De Joya Griffith, LLC

Henderson, Nevada

June 6, 2014

Corporate Headquarters:

De Joya Griffith, LLC

2580 Anthem Village Drive, Henderson, NV 89052 Phone:  (702) 563-1600 Fax: (702) 920-8049

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Oaxaca Resources Corp.

We have audited the accompanying balance sheet of Oaxaca Resources Corp. (the "Company") as of April 30, 2015 and the related statements of operations, stockholder’s equity and cash flow for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over the financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Oaxaca Resources Corp. as of April 30, 2015 and the result of its operations and its cash flow for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations, which raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

June 29, 2015

OAXACA RESOURCES CORP.

CONSOLIDATED BALANCE SHEETS

(Stated in US Dollars)

	April 30,	April 30,
	2015	2014

ASSETS

Current
Cash	$58	$35,453
Prepaid expenses	250	-

Total current assets	308	-

Mineral property option - Note 4	-	-

Total assets	$308	$35,453

LIABILITIES

Current
Accounts payable and accrued liabilities	$3,789	$1,441
Total current liabilities	3,789	1,441

Long term liabilities
Accrued interest- related party - Note 5	1,479	-
Due to related party - Note 5	27,000	22,000
Total long term liabilities	28,479	22,000

Total liabilities	32,268	23,441

STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred stock, $0.001 par value
10,000,000 shares authorized, none outstanding	-	-
Common stock, $0.001 par value - Note 6
90,000,000 shares authorized
3,000,000 and 1,800,000 shares issued and outstanding, respectively	3,000	1,800
Additional paid in capital	19,500	11,700
Accumulated deficit	(54,460)	(1,488)

Total stockholders’ equity (deficit)	(31,960)	12,012

Total liabilities & stockholders’ equity (deficit)	$308	$35,453

SEE ACCOMPANYING NOTES THAT ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

OAXACA RESOURCES CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Stated in US Dollars)

		From
		Inception
	Year	(April 9, 2014),
	Ended	to
	April 30, 2015	April 30, 2014

Expenses
Audit and accounting fees	$15,680	$-
Bank charges	429	40
Consulting fees	12,050	-
Foreign exchange	26	-
Legal fees	11650	1,316
Office expenses	3,000	132
Mineral property - exploration costs	2,000	-
Transfer and filing fees	5,508	-
Write down of mineral property - Note 4	1,150	-

Operating loss	51,493	1,488

Interest expense - Note 5	1,479	-

Net loss	$(52,972)	$(1,488)

Basic loss per share	$(0.02)	$(0.02)

Weighted average number of shares outstanding - basic	2,582,466	85,714

SEE ACCOMPANYING NOTES THAT ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

OAXACA RESOURCES CORP.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

for the period from inception (April 9, 2014) to April 30, 2015

(Stated in US Dollars)

					Additional
					Paid in	Accumulated
	Preferred Shares		Common Shares		Capital	Deficit	Total
	Number	Amount	Number	Amount
Balance, inception (April 9, 2014)	-	$-	-	$-	$-	$-	$-

Capital stock issued to founder for cash:	-	-	1,800,000	1,800	11,700	-	13,500
Net loss for the period	-	-	-	-	-	(1,488)	(1,488)

Balance, April 30, 2014	-	-	1,800,000	1,800	11,700	(1,488)	12,012

Capital stock issued for cash:	-	-	1,200,000	1,200	7,800	-	9,000
Net loss for the period	-	-	-	-	-	(52,972)	(52,972)

Balance, April 30, 2015	-	$-	3,000,000	$3,000	$19,500	$(54,460)	$(31,960)

SEE ACCOMPANYING NOTES THAT ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

OAXACA RESOURCES CORP.

(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF CASH FLOWS

(Stated in US Dollars)

		From
		Inception
	Year	(April 9, 2014),
	Ended	to
	April 30, 2015	April 30, 2014
Cash flows used in operating activities
Net loss	$(52,972)	$(1,488)
Adjustments to reconcile net loss to net cash used by operating activities
Write down of mineral property	1,150	-
Changes in operating assets and liabilities:
Prepaid expenses	(250)	-
Accounts payable and accrued liabilities	2,348	1,441
Accrued interest - related party	1,479	-

Net cash used in operating activities	(48,245)	(47)

Cash flows from investing activities
Acquisition of mineral property option	(1,150)	-

Net cash used by investing activities	(1,150)	-

Cash Flows from Financing Activities
Capital stock issued for cash	9,000	13,500
Due to related party	5,000	22,000

Net cash provided by financing activities	14,000	35,500

Decrease in cash during the period	(35,395)	35,453

Cash, beginning of the period	35,453	-

Cash, end of the period	$58	$35,453

Supplemental information

Interest and taxes paid in cash	$-	$-

SEE ACCOMPANYING NOTES THAT ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

OAXACA RESOURCES CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2015

(Stated in US Dollars)

Note 1  Nature of Operations and Ability to Continue as a Going Concern

The Company was incorporated in the state of Nevada, United States of America on April 9, 2014.  The Company was formed for the purpose of acquiring and developing mineral properties.  The Company’s year-end is April 30.

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  The Company has yet to achieve profitable operations, has accumulated losses of $54,460 since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing from shareholders or other sources to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available or on acceptable terms, if at all.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the company cannot continue in existence.

Note 2  Summary of Significant Accounting Policies

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

Oaxaca Resources Corp.

Notes to the Consolidated Financial Statements

April 30, 2015

(Stated in US Dollars)

Note 2  Summary of Significant Accounting Policies (cont’d)

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

The fair value of the ARO is measured using expected future cash flow, discounted at the Company’s credit-adjusted risk-free interest rate.  As of April 30, 2015 the Company has determined no provision for ARO’s is required.

Oaxaca Resources Corp.

Notes to the Consolidated Financial Statements

April 30, 2015

(Stated in US Dollars)

Note 2  Summary of Significant Accounting Policies (cont’d)

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

Oaxaca Resources Corp.

Notes to the Consolidated Financial Statements

April 30, 2015

(Stated in US Dollars)

Note 2  Summary of Significant Accounting Policies (cont’d)

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

Note 3  Financial Instruments

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

Oaxaca Resources Corp.

Notes to the Consolidated Financial Statements

April 30, 2015

(Stated in US Dollars)

Note 4  Mineral Property

On May 20, 2014, the Company’s wholly owned subsidiary, ORC Exploration Ltd (“ORC”) entered into a property option agreement whereby ORC was granted an option to earn up to an 100% interest in the Elizabeth mineral claim #1028302”.  The Elizabeth claim is located in the Omineca mining district of the Province of British Columbia Canada, and comprises 518 hectares.

Consideration for the option consists of cash payments totaling US$11,150; of which US$1,150 is payable upon the execution of the agreement (paid) and US$10,000 is due on or before April 30, 2017.

Subsequent to the period end, in May 2015, the underlying claims lapsed and the Company recorded an impairment of $1,150 during the year ended April 30, 2015, resulting in the property being recorded at $nil at April 30, 2015.

Note 5  Related Party Transactions

On April 30, 2014, the Company received and accepted a subscription to purchase 1,800,000 common shares at $0.0075 per share for aggregate proceeds of $13,500 from the Company’s president.  The subscription agreement permitted the Company to accept 180,000 Mexican Peso’s in full settlement of the share subscription.  The share subscription was settled in Mexican Peso’s.

On April 28, 2014, the Company President loaned $22,000 to the Company and the Company issued a promissory note in the amount of $22,000.  The promissory note is unsecured, bears interest at 6% per annum, and matures on December 31, 2018.  During the year ended April 30, 2015 the Company charged interest expense of $1,328 (period to April 30, 2014 - $nil) pursuant to this note payable.  Total accrued interest on this note as of April 30, 2015 was $1,328 (April 30, 2014 - $nil).

On October 28, 2014, the Company President loaned $5,000 to the Company and the Company issued a promissory note in the amount of $5,000.  The promissory note is unsecured, bears interest at 6% per annum, and matures on December 31, 2018.  During the year ended April 30, 2015, the Company charged interest expense of $151 (period to April 30, 2014 - $nil) pursuant to this note payable.  Total accrued interest on this note as of April 30, 2015 was $151 (April 30, 2014 - $nil).

Note 6  Capital Stock

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

Oaxaca Resources Corp.

Notes to the Consolidated Financial Statements

April 30, 2015

(Stated in US Dollars)

Note 7  Income Taxes

A reconciliation of the income tax provision computed at statutory rates to the reported tax provision is as follows:

	Year Ended April 30, 2015	From Inception (April 9,2014) to April 30, 2014

Basic statutory and state income tax rate	35.0%	35.0%

Approximate loss before income taxes	$52,972	$1,488

Expected approximate tax recovery on net loss, before income tax	$18,541	$521
Changes in valuation allowance	(18,541)	(521)

Deferred income tax recovery	$--	$--

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	Year Ended April 30, 2015	From Inception (April 9,2014) to April 30, 2014

Deferred income tax assets
Non-capital losses carried forward	$19,812	$521
Less: valuation allowance	(19,812)	(521)

Deferred income tax assets	$--	$--

At April 30, 2015, the Company has incurred accumulated net operating losses in the United States of America totaling approximately $54,460 which are available to reduce taxable income in future taxation years.

These losses expire as follows:

Year of Expiry	Amount

2033	$1,488
2034	$52,972

The amount taken into income as deferred tax assets must reflect that portion of the income tax loss carryforwards that is more-likely-than-not to be realized from future operations.  The Company has chosen to provide an allowance of 100% against all available income tax loss carryforwards, regardless of their time of expiry.

Oaxaca Resources Corp.

Notes to the Consolidated Financial Statements

April 30, 2015

(Stated in US Dollars)

Note 8  Subsequent Events

On June 8, 2015, the President of the Company resigned all his Corporate Offices and Mike Gilliland was appointed President, Chief Executive Officer, Secretary and Chief Financial Officer of the Company.

On June 2, 2015, Autohouse Technologies Inc. a Company with a common Director loaned $6,000 to the Company and the Company issued a promissory note in the amount of $6,000.  The promissory note is unsecured, bears interest at 6% per annum, and matures on December 31, 2018.

On June 2, 2015, Autohouse Technologies Inc. a Company with a common Director loaned $1,500 to the Company and the Company issued a promissory note in the amount of $1,500.  The promissory note is unsecured, bears interest at 6% per annum, and matures on December 31, 2018.

Subsequent events were evaluated through June 25, 2015 the date the financial statements were issued.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

No events occurred requiring disclosure under Item 304 of Regulation S-K during the fiscal year ending April 30, 2015.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, being April 30, 2015. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Based upon that evaluation, including our Chief Executive Officer and Chief Financial Officer, we have concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this annual report.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of April 30, 2015 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Tredway Commission. As a result of this assessment, management concluded that, as of April 30, 2015, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending September 30, 2014: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to an exemption for non-accelerated filers set forth in Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Remediation of Material Weakness

We are unable to remedy our controls related to the inadequate segregation of duties and ineffective risk management until we receive financing to hire additional employees.

Limitations on the Effectiveness of Internal Controls

Our management, including our Chief Executive Officer and our Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting are or will be capable of preventing or detecting all errors or all fraud. Any control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements, due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns may occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risk.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table contains information with respect to our current executive officers and directors:

Name	Age	Principal Positions With Us
Mike Gilliland	50	Chief Executive Officer, Chief Financial Officer and Director

Set forth below is a brief description of the background and business experience of our current executive officer and director.

Mike Gilliland.

Mr. Gilliland founded AutoHouse Technologies in 2002 after 20 years of experience at various levels of the automotive aftermarket and technology sectors. Mike has held business development and sales management positions within Canada and the US and is a respected, well-established industry veteran.  His industry expertise is built from the ground up; Mike is a licensed collision repair technician and has held hands-on management positions within service provider organizations.

For AutoHouse Technologies, Inc., Mike handles all commercial development strategies and strategic relationships. His academic training includes Business Administration from Wilfred Laurier University (Waterloo, Ont.) and Douglas College (Coquitlam, B.C.) and he graduated with Honours in e-Business Management from University of British Columbia (Vancouver, B.C.).

Former Officer and Director:

Jose Montes.

Mr. Montes was appointed as our President, CEO, CFO, and sole Director concurrently with him founding the company on April 9, 2014.  For the past 5 years, Mr. Montes has been a designer and builder of custom wood cabinetry in the Banderas Bay area of Mexico. From August 2011 to March 2014 he was the production and installation manager of the firm of Artesano Fine Woodworking, Bucerias, Nayarit, Mexico Mr. Montes does not have any prior experience as a chief executive or as the head of a public company.  There are no items of specific professional experience, qualifications, or skills that led to his appointment as our sole officer and director.

There are no arrangements or understandings between Mr. Gilliland and any other person with respect to his becoming an officer and director of our company. He is not, nor has he been an officer or director of any other public company.

Directors

Our bylaws authorize no less than one (1) director and no more than thirteen (13) directors.  We currently have one Director.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Family Relationships

There are no family relationships between or among the directors, executive officers or persons nominated or chosen by us to become directors or executive officers.

Involvement in Certain Legal Proceedings

To the best of our knowledge, during the past ten years, none of the following occurred with respect to a present or former director, executive officer, or employee: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Committees of the Board

Our company currently does not have nominating, compensation or audit committees or committees performing similar functions nor does our company have a written nominating, compensation or audit committee charter. Our directors believe that it is not necessary to have such committees, at this time, because the functions of such committees can be adequately performed by the board of directors.

Our company does not have any defined policy or procedural requirements for shareholders to submit recommendations or nominations for directors. The board of directors believes that, given the stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our company does not currently have any specific or minimum criteria for the election of nominees to the board of directors and we do not have any specific process or procedure for evaluating such nominees. The board of directors will assess all candidates, whether submitted by management or shareholders, and make recommendations for election or appointment.

A shareholder who wishes to communicate with our board of directors may do so by directing a written request addressed to our CEO and director, Mike Gilliland, at the address appearing on the first page of this annual report.

Code of Ethics

We have not adopted a Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Item 11. Executive Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our officers for all services rendered in all capacities to us for our fiscal years ended April 30, 2015 and 2014.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Mike Gilliland Chief Executive and Financial Officer, Principal Executive Officer and Director	2014 2015	$0 $0	0 0	0 0	0 0	0 0	0 0	0 0	$0 $0
Jose Montes Former Chief Executive and Financial Officer, and Director	2014 2015	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

Narrative Disclosure to Summary Compensation Table

We have not paid any compensation to either our former sole officer/director, nor to our current sole officer/director.

Other Employees

None.

Outstanding Equity Awards At Fiscal Year-end Table

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer outstanding as of the end of our last completed fiscal year.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Shares of Stock That Have Not Vested (#)	Market Value of Shares or Shares of Stock That Have Not Vested ($)
Current: Mike Gilliland	0	0	0	0	0	0	0

Former: Jose Montes	0	0	0	0	0	0	0

Compensation of Directors Table

The table below summarizes all compensation paid to our directors for our last completed fiscal year.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Current: Mike Gilliland	0	0	0	0	0	0	0

Former: Jose Montes	0	0	0	0	0	0	0

Narrative Disclosure to the Director Compensation Table

Our director does not currently receive any compensation from the Company for his service as members of the Board of Directors of the Company.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of April 30, 2015, the beneficial ownership of our common stock by each executive officer and director, by each person known by us to beneficially own more than 5% of the our common stock and by our executive officer and director as a group. Except as otherwise indicated, all shares are owned directly and the percentage shown is based on 1,800,000 shares of common stock issued and outstanding on April 30, 2014

Title of class	Name and address of beneficial owner	Amount of beneficial ownership	Percent of class
Common	Jose Montes 50 Liberty Street, suite 880 Reno, Nevada, 89501	1,800,000	60%
Common	Total all executive officers and directors (one person)	1.800,000	60%

Common	Other 5% Shareholders
	None

As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). In addition, for purposes of this table, a person is deemed, as of any date, to have "beneficial ownership" of any security that such person has the right to acquire within 60 days after such date.

The person named above has full voting and investment power with respect to the shares indicated.  Under the rules of the Securities and Exchange Commission, a person (or group of persons) is deemed to be a "beneficial owner" of a security if he or she, directly or indirectly, has or shares the power to vote or to direct the voting of such security, or the power to dispose of or to direct the disposition of such security.  Accordingly, more than one person may be deemed to be a beneficial owner of the same security. A person is also deemed to be a beneficial owner of any security, which that person has the right to acquire within 60 days, such as options or warrants to purchase our common stock.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Except as set forth below, none of our sole director and sole executive officer, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to all of our outstanding shares, nor any members of the immediate family (including spouse, parents, children, siblings, and in-laws) of any of the foregoing persons has any material interest, direct or indirect, in any transaction since our incorporation or in any presently proposed transaction which, in either case, has or will materially affect us.

1.

On April 30, 2014 our founder, former president, CEO, CFO, and former sole director, Mr. Montes, contributed our initial equity capital by purchasing 1,800,000 shares of common stock in exchange for $13,500 at a price of $0.0075 per share.

2.

On April 28, 2014, Mr. Montes loaned us $22,000 which is evidenced by a Promissory Note in the amount of $22,000 with interest accruing on the principal amount of 6% per annum and due on December 31, 2018.

Our former sole officer and sole director, Mr. Montes, had offered to fund our basic legal and accounting compliance expenses through additional infusions of equity or debt capital on an as-needed basis, although he had no legal commitment to provide such funds.  This offer ended upon his resignation.

Mr. Montes, as described herein, has taken the initiative in founding and organizing our business.  As such, he is a “promoter” within the definition provided by Rule 405 under the Securities Act of 1933. There are no other promoters of our company.

Item 14. Principal Accounting Fees and Services

We do not have an audit committee. Our Board of Directors pre-approves all services, including both audit and non-audit services, provided by our independent accountants. For audit services, each year the independent auditor provides our Board of Directors with an engagement letter outlining the scope of the audit services proposed to be performed during the year, which must be formally accepted by the Board of Directors before the audit commences. The independent auditor also submits an audit services fee proposal, which also must be approved by the Board of Directors before the audit commences.

Aggregate fees for professional services rendered for the Company by Malone Bailey LLP, our independent registered public accounting firm, for the years ended April 30, 2015 and 2014 are set forth below:

Financial Statements for the Year Ended April 30	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2015	$4,0000.00	$0	$0	$0
2014	$0	$0	$0	$0

Audit Fees were for professional services rendered for the audits of our financial statements, quarterly review of the financial statements included in Quarterly Reports on Form 10-Q, consents, and other assistance required to complete the year-end audit of the financial statements.

Audit-Related Fees were for assurance and related services reasonably related to the performance of the audit or review of financial statements and not reported under the caption Audit Fees.

Tax Fees were for professional services related to tax compliance, tax authority audit support and tax planning.

All Other Fees include any other fees charged that are not otherwise specified.

PART IV

Item 15. Exhibits, Financial Statements Schedules

(a) Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8)

(b) Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation, as amended (1)
3.2	Bylaws, as amended (1)
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)  Incorporated by reference to the Registration Statement on Form S-1 filed on June 20, 2014.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OAXACA RESOURCES CORP.

By: /s/ Mike Gilliland

Mike Gilliland

Chief Executive Officer Chief Financial Officer, Principal Accounting Officer, and sole Director

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By: /s/ Mike Gilliland

Mike Gilliland

Principal Executive Officer, Principal Financial Officer

Principal Accounting Officer and sole Director

Date: June 29, 2015