Form 10-Q
period 2015-07-31
Oaxaca Resources Corp
filed 2015-09-14
CIK 1606364

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 2015

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission File Number: 333-196921

Oaxaca Resources Corp.

(Exact name of registrant as specified in its charter)

Nevada	36-4752858
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1551 Johnston Street Suite 201, Vancouver, B.C., V6H 3R9
(Address of principal executive offices)

(800) 790-6899
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,520,000 common shares as of August 30, 2015.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [X]

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheets as of July 31, 2015 (unaudited) and April 30, 2015;
F-2	Statements of Operations for the three months ended July 31, 2015 (unaudited);
F-3	Statements of Cash Flows for the nine months ended July 31, 2015 (unaudited);
F-4	Notes to Financial Statements.

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended July 31, 2015 are not necessarily indicative of the results that can be expected for the full year.

OAXACA RESOURCES CORP.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	July 31,	April 30,
ASSETS	2015	2015

Current
Cash	$715	$58
Prepaid expenses	250	250

Total current assets	965	308

Total assets	$965	$308

LIABILITIES

Current
Accounts payable and accrued liabilities	$14,267	$3,789
Total current liabilities	14,267	3,789

Long term liabilities
Accrued interest- related party - Note 4	1,958	1,479
Due to related party - Note 4	34,500	27,000
Total long term liabilities	36,458	28,479

Total liabilities	50,725	32,268

STOCKHOLDERS’ DEFICIT

Preferred stock, $0.001 par value
10,000,000 shares authorized, none outstanding	-	-
Common stock, $0.001 par value - Notes 5 and 6
90,000,000 shares authorized
2,520,000 and 3,000,000 shares issued and outstanding, respectively	2,520	3,000
Additional paid in capital	19,980	19,500
Accumulated deficit	(72,260)	(54,460)

Total stockholders’ deficit	(49,760)	(31,960)

Total liabilities & stockholders’ deficit	$965	$308

SEE ACCOMPANYING NOTES THAT ARE AN INTEGRAL PART OF THESE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

OAXACA RESOURCES CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	July 31
	2015	2014

Expenses
Audit and accounting fees	$7,390	$6,200
Bank charges	40	200
Foreign exchange	3	(3)
Legal fees	7,938	5,183
Office expenses	500	800
Mineral property - exploration costs	-	2,000
Transfer and filing fees	1,450	1,656

Operating loss	17,321	16,036

Interest expense - Note 6	479	340

Net loss	$(17,800)	$(16,376)

Basic loss per share	$(0.01)	$(0.01)

Weighted average number of shares outstanding - basic	2,587,826	1,800,000

SEE ACCOMPANYING NOTES THAT ARE AN INTEGRAL PART OF THESE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

OAXACA RESOURCES CORP.

(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Three Months Ended
	July 31
	2015	2014

Cash flows used in operating activities
Net loss	$(17,800)	$(16,376)
Adjustments to reconcile net loss to net cash used by operating activities
Changes in operating assets and liabilities:
Prepaid expenses	-	(250)
Accounts payable and accrued liabilities	10,478	378
Accrued interest - related party	479	340

Net cash used in operating activities	(6,843)	(15,908)

Cash flows from investing activities
Acquisition of mineral property option	-	(1,150)

Net cash used by investing activities	-	(1,150)

Cash Flows from Financing Activities
Due to related party	7,500	-

Net cash provided by financing activities	7,500	-

Decrease in cash during the period	657	(17,058)

Cash, beginning of the period	58	35,453

Cash, end of the period	$715	$18,395

Supplemental information

Interest and taxes paid in cash	$-	$-

Non-cash financing and investing activities
Reallocation from Capital stock to Additional paid in capital upon the return to treasury of 480,000 shares of common stock for $nil consideration.	$480	$-

SEE ACCOMPANYING NOTES THAT ARE AN INTEGRAL PART OF THESE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

OAXACA RESOURCES CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2015

(Unaudited)

Note 1  Basis of Presentation

While the information presented in the accompanying financial statements for the three months ended July 31, 2015 and 2014 is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim period presented in accordance with the accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  The accompanying condensed financial statements should be read in conjunction with the Company’s audited financial statements (and notes thereto) for the years ended April 30, 2015 and 2014 included elsewhere in the Company’s 10K.

Operating results for the three months ended July 31, 2015 are not necessarily indicative of the results that can be expected for the year ending April 30, 2016.

Note 2  Nature of Operations and Ability to Continue as a Going Concern

The Company was incorporated in the state of Nevada, United States of America on April 9, 2014.  The Company was formed for the purpose of acquiring and developing mineral properties.  The Company’s year-end is April 30.

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  The Company has yet to achieve profitable operations, has accumulated losses of $72,260 since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing from shareholders or other sources to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available or on acceptable terms, if at all. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the company cannot continue in existence.

Note 3  Summaries of Significant Accounting Policies

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

The preparation of these unaudited financial statements is based on accounting principles and practices consistent with those used in the preparation of the audited financial statements as at April 30, 2015.  The accompanying financial statements should be read in conjunction with the Company’s audited financial statements for the years ended April 30, 2015 and 2014.

OAXACA RESOURCES CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2015

(Unaudited)

Note 4  Related Party Transactions

Management considers all Directors, Officers and persons with a significant influence over the operations of the Company to be related parties.

On April 28, 2014, the Company President loaned $22,000 to the Company and the Company issued a promissory note in the amount of $22,000.  The promissory note is unsecured, bears interest at 6% per annum, and matures on December 31, 2018.  During the three month period ended July 31, 2015 the Company charged interest expense of $332 (three months ended July 31, 2014 - $340) pursuant to this note payable.  Total accrued interest on this note as of July 31, 2015 was $1,660 (April 30, 2014 - $1,328).

On October 28, 2014, the Company President loaned $5,000 to the Company and the Company issued a promissory note in the amount of $5,000.  The promissory note is unsecured, bears interest at 6% per annum, and matures on December 31, 2018.  During the three months ended July 31, 2015, the Company charged interest expense of $76 (three month period ended July 31, 2014 - $nil) pursuant to this note payable.  Total accrued interest on this note as of July 31, 2015 was $227 (April 30, 2014 - $151).

On May 15, 2015, the President and Chief Executive Officer returned 480,000 shares of common stock back to treasury of the Company for $nil consideration.

On June 8, 2015, the President of the Company resigned all his Corporate Offices and Mike Gilliland the President of Autohouse Technologies Inc. (“Autohouse”) was appointed President, Chief Executive Officer, Secretary and Chief Financial Officer of the Company.

On June 2, 2015, AutoHouse, a Company with a common Director loaned $6,000 to the Company and the Company issued a promissory note in the amount of $6,000.  The promissory note is unsecured, bears interest at 6% per annum, and matures on December 31, 2018.  During the three months ended July 31, 2015, the Company charged interest expense of $58 (three month period ended July 31, 2014 - $nil) pursuant to this note payable.  Total accrued interest on this note as of July 31, 2015 was $58 (April 30, 2014 - $nil).

On June 8, 2015, AutoHouse loaned $1,500 to the Company and the Company issued a promissory note in the amount of $1,500.  The promissory note is unsecured, bears interest at 6% per annum, and matures on December 31, 2018.  During the three months ended July 31, 2015, the Company charged interest expense of $13 (three month period ended July 31, 2014 - $nil) pursuant to this note payable.  Total accrued interest on this note as of July 31, 2015 was $13 (April 30, 2014 - $nil).

Note 5  Capital Stock

The authorized common stock of the Company consists of 90,000,000 shares of common stock with par value of $0.001 and 10,000,000 shares of preferred stock with a par value of $0.001. As of July 31, 2015, the Company had 2,520,000 common stock and zero preferred stock outstanding.

On May 15, 2015, the President and Chief Executive Officer returned 480,000 shares of common stock back to treasury of the Company for $nil consideration.  The Company has recorded a reduction to common stock of $480 and an increase in additional paid in capital as a result of this transaction.

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

Our business plan at this time is uncertain as we have limited funds to pursue our original plan to proceed with the exploration of our Mineral Claim to determine whether there are commercially exploitable reserves of minerals.  We are thus currently exploring other possible business plans, and expect that we will proceed on whichever plan we find that is commercially viable.

Our initial mining exploration program, which was originally scheduled for the second quarter of the fiscal year ending April 15, 2015, has therefore been delayed until funds are available to proceed.

We have not identified commercially exploitable reserves of minerals on our Mineral Claim to date.  We are an exploration stage company and there is no assurance that commercially viable minerals quantities exist on our Mineral Claim.

Results of Operations for the three months ended July 31, 2015.

We have not earned any revenues since the inception of our current business operations. We incurred expenses and a net loss in the amount of $17,800 for the three months ended July 31, 2015. Our expenses consisted of audit and accounting fees of $7,390, bank charges of $40, a $3 loss on foreign exchange, legal fees of $7,938, office expenses of $500, transfer and filing fees of $1,450, and interest expense of $479.  In comparison, we incurred expenses and a net loss in the amount of $16,376 for the three months ended July 31, 2014. Our expenses for that three month period consisted of audit and accounting fees of $6,200, bank charges of $200, a $3 gain on foreign exchange, legal fees of $5,183, office expenses of $800, exploration costs of $2,000, transfer and filing fees of $1,656, and interest expense of $340.

Our losses are attributable to operating expenses together with a lack of any revenues. We anticipate that our exploration expenses will increase if we undertake our initial exploration plan for the Mineral Claim.

On May 15, 2015, our former President and Chief Executive Officer, Mr. Jose Montes returned 480,000 shares of common stock back to treasury of the Company. On June 8, 2015, Mr. Montes resigned all his Corporate Offices and Mike Gilliland the President of Autohouse Technologies Inc. (“Autohouse”) was appointed President, Chief Executive Officer, Secretary and Chief Financial Officer of the Company.

Liquidity and Capital Resources

As of July 31, 2015, we had total current assets of $965, consisting of cash in the amount of $715 and prepaid expenses of $250. We had current liabilities of $50,725as of July 31, 2015.  Accordingly, we had working capital of $715 as of July 31, 2015.

On June 2, 2015, we received two loans, one for $6,000 and one for $1,500, from AutoHouse Technologies Inc., a Company with a common director.  In exchange, we issued AutoHouse two promissory notes in the amount of each loan.  The promissory notes are unsecured, bear interest at a rate of 6% per annum, and mature on December 31, 2018.  During the three months ended July 31, 2015, there was an interest expense of $58 and $13 (three month period ended July 31, 2014 - $nil) pursuant to these notes payable.  Total accrued interest on these notes as of July 31, 2015 was $71 (April 30, 2014 - $nil).

We currently have no means to cover future expenses beyond our existing capital and thus have suspended all mining operations. Consequently we will have to raise more money to complete our initial exploration program as well as pay for future expenses.

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

Off Balance Sheet Arrangements

As of July 31, 2015, there were no off balance sheet arrangements.

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

Item 4. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of July 31, 2015. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Michael Gilliland. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of July 31, 2015, our disclosure controls and procedures are not effective. There have been no changes in our internal controls over financial reporting during the quarter ended July 31, 2015.

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

Oaxaca Resources Corp.

Date:	September 14, 2015

By:	/s/ Michael Gilliland Michael Gilliland
Title:	Chief Executive Officer and Director