Form 10-Q
period 2015-10-31
Oaxaca Resources Corp
filed 2015-12-15
CIK 1606364

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2015

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

___________

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,520,000 common shares as of December 15, 2015.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [X]

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our consolidated financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of October 31, 2015 (unaudited) and April 30, 2015;
F-2	Consolidated Statements of Operations for the three and six months ended October 31, 2015 (unaudited);
F-3	Consolidated Statements of Cash Flows for the six months ended October 31, 2015 (unaudited);
F-4	Notes to Consolidated Financial Statements (unaudited).

These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended October 31, 2015 are not necessarily indicative of the results that can be expected for the full year.

OAXACA RESOURCES CORP.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	October31,	April 30,
ASSETS	2015	2015

Current
Cash	$119	$58
Prepaid expenses	1,250	250

Total current assets	1,369	308

Total assets	$1,369	$308

LIABILITIES

Current
Accounts payable and accrued liabilities	$20,757	$3,789
Total current liabilities	20,757	3,789

Long term liabilities
Accrued interest- related parties - Note 3	2,456	1,479
Accrued interest - Note 4	4	-
Due to related parties- Note 3	34,600	27,000
Note payable - Note 4	3,600	-
Total long term liabilities	40,660	28,479

Total liabilities	61,417	32,268

STOCKHOLDERS’ DEFICIT

Preferred stock, $0.001 par value 10,000,000 shares authorized, none outstanding, respectively	-	-
Common stock, $0.001 par value - Notes 3 and 5 90,000,000 shares authorized 2,520,000 and 3,000,000 shares issued and outstanding, respectively	2,520	3,000
Additional paid in capital	19,980	19,500
Accumulated deficit	(82,548)	(54,460)

Total stockholders’ deficit	(60,048)	(31,960)

Total liabilities & stockholders’ deficit	$1,369	$308

SEE ACCOMPANYING NOTES THAT ARE AN INTEGRAL PART OF THESE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

OAXACA RESOURCES CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	October 31		October 31
	2015	2014	2015	2014
Operating expenses
Audit and accounting fees	$2,840	$3,353	$10,230	$9,553
Bank charges	36	126	76	326
Consulting fees	-	12,000	-	12,050
Foreign exchange	-	6	3	3
Legal fees	6,300	3,799	14,238	8,982
Office expenses	-	750	500	1,500
Mineral property - exploration costs	-	-	-	2,000
Transfer and filing fees	610	2,377	2,060	4,033

Total operating loss	(9,786)	(22,411)	(27,107)	(38,447)

Interest expense - Notes 3 and 4	(502)	(325)	(981)	(665)

Net loss	$(10,288)	$(22,376)	$(28,088)	$(39,112)

Basic and diluted net loss per common share	$(0.00)	$(0.01)	$(0.01)	$(0.02)

Weighted average number of common shares outstanding - basic and diluted	2,520,000	2,543,478	2,553,913	2,171,739

SEE ACCOMPANYING NOTES THAT ARE AN INTEGRAL PART OF THESE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

OAXACA RESOURCES CORP.

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Six Months Ended
	October 31
	2015	2014
Cash flows used in operating activities
Net loss	$(28,088)	$(39,122)
Adjustments to reconcile net loss to net cash used in operating activities
Changes in operating assets and liabilities:
Prepaid expenses	(1,000)	(2,500)
Accounts payable and accrued liabilities	16,968	(941)
Accrued interest - related party	977	665
Accrued interest	4	-

Net cash used in operating activities	(11,139)	(41,888)

Cash flows from investing activities
Acquisition of mineral property option	-	(1,150)

Net cash used in investing activities	-	(1,150)

Cash Flows from Financing Activities
Capital stock issued	-	9,000
Proceeds from due to related party notes	7,600	5,000
Proceeds from note payable	3,600	-

Net cash provided by financing activities	11,200	14,000

Increase (Decrease) in cash during the period	61	(29,038)

Cash, beginning of the period	58	35,453

Cash, end of the period	$119	$6,415

Supplemental information

Interest and taxes paid in cash	$-	$-

Non-cash financing and investing activities
Reallocation from Capital stock to Additional paid in capital upon the return to treasury of 480,000 shares of common stock for $nil consideration.	$480	$-

SEE ACCOMPANYING NOTES THAT ARE AN INTEGRAL PART OF THESE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

OAXACA RESOURCES CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2015

(Unaudited)

Note 1  Basis of Presentation

While the information presented in the accompanying consolidated financial statements for the three and six months ended October 31, 2015 and 2014 is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim period presented in accordance with the accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  The accompanying unaudited consolidated financial statements should be read in conjunction with the Company’s audited financial statements and related notes for the years ended April 30, 2015 and 2014 included in the Company’s Form 10K.

Operating results for the three and six months ended October 31, 2015 are not necessarily indicative of the results that can be expected for the year ending April 30, 2016.

Note 2  Nature of Operations and Ability to Continue as a Going Concern

The Company was incorporated in the state of Nevada, United States of America on April 9, 2014.  The Company was formed for the purpose of acquiring and developing mineral properties.  The Company’s year-end is April 30.

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year.  Realization values may be substantially different from carrying values as shown and these consolidated financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  The Company has yet to achieve profitable operations, has an accumulated deficit of $82,548 and expects to incur further losses in the development of its business, all of which raises substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing from shareholders or other sources to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available or on acceptable terms, if at all. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the company cannot continue in existence.

Note 3  Related Party Transactions

Management considers all Directors, Officers and persons with a significant influence over the operations of the Company to be related parties.

On April 28, 2014, the Company President loaned $22,000 to the Company and the Company issued a promissory note in the amount of $22,000.  The promissory note is unsecured, bears interest at 6% per annum, and matures on December 31, 2018.  During the three and six month periods ended October 31, 2015 the Company charged interest expense of $333 and $665 respectively (three and six months ended October 31, 2014 - $323 and $663) pursuant to this note payable.  Total accrued interest on this note as of October 31, 2015 was $1,993 (April 30, 2015 - $1,328).

OAXACA RESOURCES CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2015

(Unaudited)

Note 3  Related Party Transactions (continued)

On October 28, 2014, the Company President loaned $5,000 to the Company and the Company issued a promissory note in the amount of $5,000.  The promissory note is unsecured, bears interest at 6% per annum, and matures on December 31, 2018.  During the three and six month periods ended October 31, 2015, the Company charged interest expense of $75 and $151 respectively (three and six month periods ended October 31, 2014 - $2 respectively) pursuant to this note payable.  Total accrued interest on this note as of October 31, 2015 was $302 (April 30, 2015 - $151).

On May 15, 2015, the President and Chief Executive Officer returned 480,000 shares of common stock back to the Company, which were subsequently cancelled for $nil consideration.

On June 8, 2015, the President of the Company resigned all his Corporate Offices and Mike Gilliland the President of Autohouse Technologies Inc. (“Autohouse”) was appointed President, Chief Executive Officer, Secretary and Chief Financial Officer of the Company.

On June 2, 2015, AutoHouse, a Company with a common Director loaned $6,000 to the Company and the Company issued a promissory note in the amount of $6,000.  The promissory note is unsecured, bears interest at 6% per annum, and matures on December 31, 2018.  During the three and six month periods ended October 31, 2015, the Company charged interest expense of $66 and $124 respectively (three and six month periods ended October 31, 2014 - $nil, respectively) pursuant to this note payable.  Total accrued interest on this note as of October 31, 2015 was $124 (April 30, 2015 - $nil).

On June 8, 2015, AutoHouse loaned $1,500 to the Company and the Company issued a promissory note in the amount of $1,500.  The promissory note is unsecured, bears interest at 6% per annum, and matures on December 31, 2018.  During the three and six month periods ended October 31, 2015, the Company charged interest expense of $23 and $36 respectively (three and six month periods ended October 31, 2014 - $nil, respectively) pursuant to this note payable.  Total accrued interest on this note as of October 31, 2015 was $36 (April 30, 2015 - $nil).

On September 11, 2015, AutoHouse loaned $100 to the Company and the Company issued a promissory note in the amount of $100.  The promissory note is unsecured, bears interest at 6% per annum, and matures on December 31, 2018.  During the three and six month periods ended October 31, 2015, the Company charged interest expense of $1, respectively (three and six month periods ended October 31, 2014 - $nil, respectively) pursuant to this note payable.  Total accrued interest on this note as of October 31, 2015 was $1 (April 30, 2015 - $nil).

Note 4  Note payable

On October 25, 2015, a shareholder, with less 5% of equity interest, loaned $3,600 to the Company and the Company issued a promissory note in the amount of $3,600.  The promissory note is unsecured, bears interest at 6% per annum, and matures on December 31, 2018.  During the three and six month periods ended October 31, 2015, the Company charged interest expense of $4, respectively (three and six month periods ended October 31, 2014 - $nil, respectively) pursuant to this note payable.  Total accrued interest on this note as of October 31, 2015 was $4 (April 30, 2015 - $nil).

Note 5  Capital Stock

The authorized common stock of the Company consists of 90,000,000 shares of common stock with par value of $0.001 and 10,000,000 shares of preferred stock with a par value of $0.001. As of October 31, 2015, the Company had 2,520,000 common stock and zero preferred stock outstanding.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are a mineral exploration company. We were incorporated in Nevada on April 9, 2014.  On May 8, 2014, we incorporated a wholly-owned subsidiary, ORC Exploration LLC in the state of Nevada, for the purposes of mineral exploration. On May 20, 2014, our consulting geologist introduced us to an attractive mineral property. We acquired an option on that property whereupon we can acquire 100% legal and beneficial ownership interest in the Elizabeth mineral claim (hereafter the “Mineral Claim”). The Mineral Claim is located in the Ominica Mining District located in the central part of the Province of British Columbia, Canada. It is located on provincial lands administered by the Province of British Columbia.  The legal and ownership rights on the claim are limited to the exploration and extraction of mineral deposits subject to applicable regulations.  The Mineral Claim totals roughly 1,300 acres or 2.03 square miles in size and is located approximately 59 miles northeast of the community of Fort St. James, British Columbia.

We have no proven or probable reserves of commercially viable mineral deposits on our Mineral Claim. Our ongoing exploration activities may include numerous costly exploration phases and we may never find commercially viable mineral deposits on our Mineral Claim. If  we were to locate sizable mineral deposits on our Mineral Claim, we would commission an economic feasibility study prior to our development of the mineral deposit. The development of a viable mineral deposit could cost millions of dollars.

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

Results of Operations for the three and six months ended October  31, 2015.

We have not earned any revenues during the three and six month periods ended October 31, 2015. We incurred expenses and a net loss in the amount of $10,288 during the three months ended October 31, 2015. Our expenses consisted of audit and accounting fees of $2,840, bank charges of $36, legal fees of $6,300, transfer and filing fees of $610, and interest expense of $502.  In comparison, we incurred expenses and a net loss in the amount of $22,376 for the three months ended October 31, 2014. Our expenses for that three month period consisted of audit and accounting fees of $3,353, bank charges of $126, a $6 gain on foreign exchange, legal fees of $3,799, office expenses of $750, consulting fees of $12,000, transfer and filing fees of $2,377, and interest expense of $325.

During  the six months ended October 31, 2015, we incurred expenses and a net loss in the amount of $28,088. Our expenses during the quarter consisted of audit and accounting fees of $10,230, bank charges of $76, a $3 loss on foreign exchange, legal fees of $14,238, office expenses of $500, transfer and filing fees of $2,060, and interest expense of $981. By comparison, we incurred expenses and a net loss in the amount of $39,112 for the three months ended October 31, 2014. Our expenses consisted of audit and accounting fees of $9,553, bank charges of $326,  consulting fees of $12,050,a $3 loss on foreign exchange, legal fees of $8,982, office expenses of $1,500, mineral property exploration costs of $2,000, transfer and filing fees of $4,033, and interest expense of $665.

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

Liquidity and Capital Resources

As of October 31, 2015, we had total current assets of $1,369, consisting of cash in the amount of $119 and prepaid expenses of $1,250. We had current liabilities of $20,757 as of October 31, 2015.  Accordingly, we had working capital deficit of $19,388 as of October 31, 2015.

On June 2, 2015 and June 8, 2015, respectively, we received two loans, one for $6,000 and one for $1,500, from AutoHouse Technologies Inc., a Company with a common director.  In exchange, we issued AutoHouse two promissory notes in the amount of each loan.  The promissory notes are unsecured, bear interest at a rate of 6% per annum, and mature on December 31, 2018.  During the three and six months ended October 31, 2015, there was an interest expense of $89 and $160 respectively charged pursuant to these combined notes payable.  Total accrued interest on these notes combined as of October 31, 2015 was $160 (April 31, 2014 - $nil).

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

Going Concern

As discussed in the notes to our unaudited consolidated financial statements, we have no established source of revenue.  This has raised substantial doubt for our auditors about our ability to continue as a going concern.  Without realization of additional capital, it would be unlikely for us to continue as a going concern.

Our activities to date have been supported by equity financing.  Management continues to seek funding from its shareholders and other qualified investors to pursue its business plan.

Off Balance Sheet Arrangements

As of October 31, 2015, there were no off balance sheet arrangements.

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

Item 4. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of July 31, 2015. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Michael Gilliland. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of October 31, 2015, our disclosure controls and procedures are not effective. There have been no changes in our internal controls over financial reporting during the quarter ended October 31, 2015.

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

Item 1A. Risk Factors

A smaller reporting company is not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description of Exhibit
10.1	Promissory Note in the amount of $3,600 due December 31, 2018
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Oaxaca Resources Corp.

Date:	December 14, 2015

By:	/s/ Michael Gilliland Michael Gilliland
Title:	Chief Executive Officer and Director