Form 10-K
period 2016-04-30
Oaxaca Resources Corp
filed 2016-08-10
CIK 1606364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X]     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2016

[   ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________to ________

Commission file number: 333-196921

OAXACA RESOURCES CORP.
(Exact name of registrant as specified in its charter)

Nevada	36-4752858
(State or other jurisdiction of incorporation	(I.R.S. Employer Identification No.)
or organization)

7458 Allison Place
Chilliwack, British Columbia, Canada	V4Z 1Z7
(Address of principal executive offices)	(Zip Code)

(778) 823-3104
Registrant’s telephone number, including area code

1551 Johnston Street, Suite 201, Vancouver, British Columbia, Canada, V6H 3R9
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act

Title of each class	Name of each exchange on which registered
None	N/A

Securities registered pursuant to Section 12(g) of the Act:

Title of each class
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [   ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [X] No [   ]

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [   ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

1,333,529 shares of common stock at a closing price of $1.00 per share based on the OTC Markets report as of October 31, 2015 for an aggregate market value of $1,333,529.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of August 10, 2016, there were 2,653,529 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980). Not Applicable

PART I

Item 1. Business

Forward-Looking Statements

This annual report contains “forward-looking statements”. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, statements regarding: the plans, strategies and objections of management for future operations; the future plans or business of our company; future economic conditions or performance; and any statements of assumptions underlying any of the foregoing.

Forward-looking statements may include the words “may,” “could,” “estimate,” “intend,” “continue,” “believe,” “expect” or “anticipate” or other similar words. These forward-looking statements present our estimates and assumptions only as of the date of this report. Accordingly, readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the dates on which they are made. Except as required by applicable law, we do not intend, and undertake no obligation, to update any forward-looking statement.

Although we believe the expectations reflected in the forward-looking statements in this report are reasonable, actual results could differ materially from those projected or assumed in any forward-looking statements. All forward-looking statements are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

•	our current lack of working capital;

•	a possible inability to raise additional financing;

•	an inability to close the Arrangement with Garmatex (each as defined herein) on the terms expected or at all;

•

the fact that our accounting policies and methods are fundamental to how we report our financial condition and results of operations, and they may require our management to make estimates about matters that are inherently uncertain;

•	deterioration in general or regional economic conditions;

•	adverse state or federal legislation or regulations that increase the costs of compliance;

•	inability to efficiently manage our operations; and

•	the unavailability of funds for capital expenditures.

All financial information contained herein is shown in United States dollars unless otherwise stated and except with respect to exploration costs, which are quantified in Canadian currency.  The dollar amounts provided at the date of this report assume that $1.00 Canadian dollar is equivalent to $0.79776 US dollars . Our financial statements are prepared in accordance with United States generally accepted accounting principles.

In this annual report, unless otherwise specified, all references to “shares” refer to shares of common stock in the capital of our company.

As used in this annual report on Form 10-K, the terms “we”, “us” “our” and “Oaxaca” refer to Oaxaca Resources Corp., a Nevada corporation, and our wholly-owned subsidiary, ORC Exploration LLC, a Nevada corporation, unless otherwise specified.

Corporate Overview

We were incorporated under the laws of the State of Nevada on April 9, 2014. Our fiscal year end is April 30. Our principal offices are currently located at 7458 Allison Place, Chilliwack, British Columbia, Canada. Our telephone number is: (778) 823-3104.

Following incorporation, we commenced the business of a mineral exploration company. On May 8, 2014, we incorporated our wholly-owned subsidiary, ORC Exploration LLC, for the purposes of mineral exploration. On May 20, 2014, we acquired an option to acquire a 100% legal and beneficial ownership interest in the Elizabeth mineral claim, located in the Omineca Mining District in the central part of the Province of British Columbia. Our initial mining exploration program, which was scheduled to commence in the second quarter of the fiscal year ending April 30, 2015, was delayed until the fourth quarter due to forest fire concerns.

Due to a dearth of available financing options, which has affected many junior mining companies in recent years, we subsequently ran out of funds to proceed with our planned exploration program. As a result, our management decided to seek out other potential business operations and management skills for the continuation of our business. In connection therewith, effective June 8, 2015, our chief executive officer (“CEO”) and sole director, Jose Montes, resigned all positions as an officer and director of the Company, and we appointed Mike Gilliland to serve as our sole officer and director. Effective March 14, 2016, Mr. Gilliland resigned all positions as an officer and director of our company, and we appointed Devon Loosdrecht to serve as our sole officer and director.

We are currently seeking new business opportunities with established business entities to effect a merger or other form of business combination with our company. On April 8, 2016, we entered into an arrangement agreement (the “Arrangement Agreement”) with Garmatex Technologies, Inc. (“Garmatex”), a private company incorporated under the laws of the Province of British Columbia, pursuant to which we have agreed to acquire all of the outstanding securities of Garmatex in exchange for the issuance of equivalent securities of our company by way of a statutory arrangement (the “Arrangement”) under the Business Corporations Act (British Columbia). In the event that the Arrangement is successfully completed, we will commence operating Garmatex’s business, which is the development and supply of scientifically engineered fabric technologies. As of the date of this report, this agreement has not closed as subjects to this agreement have not yet been met

The Arrangement Agreement also provides that closing of the Arrangement will be subject to:

•	our completing a forward stock split of our outstanding common stock on the basis of 12.5 new shares for each existing share;

•	the cancellation by certain of our shareholders of up to 1,320,000 pre-forward split shares of restricted common stock; and

•

the issuance, by way of a private placement, of up to an aggregate of 12,500,000 post-forward split shares of restricted common stock and/or units at a subscription price of not less than CAD$0.40 per share and/or unit ($5.00 per share on a pre-forward split basis) (the “Concurrent Financing”). In the event that we issue units in connection with the private placement, we expect that each unit will be comprised of one share of common stock and one-half of one share purchase warrant, with each whole warrant entitling the holder to acquire one share of common stock at a price of at least US$0.60 per share for a period of up to two years from the completion of the Arrangement.

It is presently contemplated that we will change our name to “Garmatex Technologies, Inc.” or such other name as Garmatex may determine prior to the effective time of the Arrangement. In connection with the closing of the Arrangement, it is expected that each Garmatex shareholder will receive one post-forward split share of our common stock for each Garmatex common share held, after giving effective to a reverse split of the outstanding Garmatex common shares on the basis of one new share for each five old shares, resulting in approximately 25,746,422 post-forward split shares of our common stock being issued to Garmatex shareholders (excluding any shares to be issued in connection with the private placement described above. In addition, it is expected that outstanding Garmatex warrants will be replaced by warrants to acquire shares of our common stock on the same terms as pertain to the Garmatex warrants (on a post-reverse split basis). Furthermore, the Arrangement Agreement provides that all stock options are to be cancelled on or prior to the effective time of the Arrangement.

Following the completion of the forward split and the share cancellation, as described above, it is expected that we will have approximately 15,000,000 shares of common stock issued and outstanding (excluding any shares to be issued pursuant to the Concurrent Financing and the closing of the Arrangement). As of the date of this report, this forward split has not been approved and is not yet in effect.

Pursuant to the terms of the Arrangement Agreement, we have also agreed to advance by way of a loan or loans to Garmatex, as requested by Garmatex from time to time and prior to or commensurate with the closing of the Arrangement, an aggregate principal sum equal to the net proceeds derived from the Concurrent Financing received prior to the completion of the Arrangement, in each instance bearing interest at the rate of 5% per annum, compounded semi-annually and not in advance, prior to maturity. It is expected that any such loan(s) will mature on the date that is the earlier of (i) nine months from the advancement date of any such loan to Garmatex, (ii) the closing of the Arrangement, or (iii) 90 calendar days from the termination, for any reason whatsoever, of the Arrangement Agreement. Any principal amount(s) outstanding with respect to the loan(s), together with accrued interest thereon, are expected to be secured, contemporaneously with the advancement of any loan, by a senior, subordinated (subordinated only to Garmatex’s existing secured indebtedness), fixed and floating charge on all of the assets of Garmatex. In the event of the completion of the Arrangement, it is expected that such loans will be treated as inter-company debt.

Pursuant to the Arrangement Agreement, certain Garmatex shareholders and warrantholders, all of whom are directors and officers of Garmatex and/or significant securityholders of Garmatex (as well as certain holding companies thereof) have agreed to enter into lock-up agreements with our company pursuant to which they will agree to vote their Garmatex shares and Garmatex warrants in favour of the special resolution approving the Arrangement to be considered at the annual general and special meeting of the Garmatex shareholders and warrantholders.

The foregoing summary of the terms of the lock-up agreement and the Arrangement Agreement, are qualified in their entirety by the complete copies of such agreements, which are attached as Exhibits 10.1 and 10.2 respectively, to our current report on Form 8-K, as filed with the Securities and Exchange Commission (the “SEC”) on April 14, 2016, and are incorporated by reference herein.

In addition, the foregoing summary of the terms of the proposed loan(s) to Garmatex are qualified in their entirety by the complete copy of the secured and subordinated loan agreement with respect to same, which is attached as Exhibit 10.2 to our current report on Form 8-K, as filed with the SEC on March 16, 2016 and is incorporated by reference herein.

Completion of the Arrangement is subject to a number of conditions as described above and in the Arrangement Agreement. There can be no assurance that the Arrangement will be completed as proposed or at all. In the event that the Arrangement is not successfully completed, we expect that we will continue to seek out new business opportunities. We anticipate that any new acquisition or business opportunity that we may be party to will require additional financing. There can be no assurance, however, that we will be able to acquire the financing necessary to enable us to pursue our plan of operation and enter into such an agreement. If we require additional financing and we are unable to obtain such funds, our business will fail.

Even if we are able to complete the Arrangement or commence a different new business opportunity and obtain the necessary funding, there is no assurance that we will be able to generate any revenue, or that any revenue that may be generated will be sufficient to provide a return to our investors.

In implementing a structure for a particular business acquisition or opportunity, we may become a party to a merger, consolidation, reorganization, joint venture or other business combination with another corporation or entity. We may also acquire stock or assets of an existing business. Upon the consummation of a transaction, it is likely that our present management will no longer be in control of our company. In addition, it is likely that some or all of our current management will resign and be replaced by one or more new officers or directors.

We anticipate that the selection of a business opportunity in which to participate will be complex and without certainty of success. We believe that there are numerous firms in various industries seeking the perceived benefits of being a publicly reporting corporation. Business opportunities may be available in many different industries and with businesses at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Business opportunities that we believe are in the best interests of our company to pursue may be scarce or we may be unable to obtain opportunities that we want. We can provide no assurance that we will be able to locate compatible business opportunities.

Currently, we do not have a source of revenue. We are not able to fund our cash requirements through our current operations. Historically, we have been able to raise a limited amount of capital through private placements of our equity stock, but we are uncertain about our continued ability to raise funds privately. Further, we believe that our company may have difficulties raising capital until we locate a prospective business through which we can pursue our plan of operation. If we are unable to secure adequate capital to continue our acquisition efforts, our shareholders may lose some or all of their investment and our business may fail.

Emerging Growth Company Status

We are an “emerging growth company” as defined under the Jumpstart our Business Startups Act (the “JOBS Act”). We expect to remain an “emerging growth company” for up to five years. As an “emerging growth company”, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies”, including, but not limited to:

•

not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes- Oxley Act (we also will not be subject to the auditor attestation requirements of Section 404(b) as long as we are a “smaller reporting company”, which includes issuers that had a public float of less than $75 million as of the last business day of their most recently completed second fiscal quarter);

•	reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements; and

•	exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Employees

Our company is currently operated by Devon Loosdrecht, our CEO, president, chief financial officer, treasurer and sole director. We do not anticipate hiring employees in the near future.

Subsidiaries

As of April 30, 2016 we had one subsidiary, ORC Exploration LLC, a Nevada limited liability company.

Item 1A. Risk Factors.

An investment in our common stock involves a number of very significant risks. You should carefully consider the following risks and uncertainties in addition to other information in this report in evaluating our company before purchasing our securities. Our operating results and financial condition could be seriously harmed as a result of the occurrence of any of the following risks. You could lose all or part of your investment due to any of these risks.

Risks Related to Our Business

Business opportunities that we believe are in the best interests of our company may be scarce or we may be unable to obtain the ones that we want. If we are unable to obtain a business opportunity that we believe is in the best interests of our company, we may never recommence operations and will go out of business. If we go out of business, investors will lose their entire investment in our company.

We are, and will continue to be, an insignificant participant in the number of companies seeking a suitable business opportunity or business combination. A large number of established and well-financed entities, including venture capital firms, are actively seeking suitable business opportunities or business combinations which may also be desirable target candidates for us. Virtually all such entities have significantly greater financial resources, technical expertise and managerial capabilities than we do. We are, consequently, at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. We will also compete with numerous other small public companies seeking suitable business opportunities or business combinations. If we are unable to obtain a business opportunity that we believe is in the best interests of our company, we may never recommence operations and will go out of business. If we go out of business, investors will lose their entire investment in our company.

The current state of capital markets, particularly for small companies, is expected to reduce our ability to obtain the financing necessary to continue our business. If we cannot raise the funds that we need to continue acquisitions and fund future business opportunities, we will go out of business and investors will lose their entire investment in our company.

Like other smaller companies, we face difficulties in raising capital for our continued operations and to consummate a business opportunity with a viable business. We may not be able to raise money through the sale of our equity securities or through borrowing funds on terms we find acceptable.

We have had negative cash flows from operations and if we are not able to obtain further financing, our business operations may fail.

We had cash and cash equivalents in the amount of $79,827 and working capital of $71,827 as of April 30, 2016. We anticipate that we will require additional financing while we are seeking a suitable business opportunity or business combination. Further, we anticipate that we will not have sufficient capital to fund our ongoing operations for the next twelve months. We would likely secure any additional financing necessary through a private placement of our common stock. There can be no assurance that any financing will be available to us, or, even if it is, if it will be offered on terms and conditions acceptable to us. Our inability to obtain additional financing in a sufficient amount when needed and upon terms and conditions acceptable to us, could have a material adverse effect upon our company. If additional funds are raised by issuing equity securities, dilution to existing or future shareholders will result. If adequate funds are not available on acceptable terms when needed, we may be required to delay, scale back or eliminate the development of any business opportunity that we may acquire.

Risks Associated with our Common Stock

Because Devon Loosdrecht controls a large percentage of our voting stock, he has the ability to influence matters affecting our stockholders.

Devon Loosdrecht, our CEO, president, chief financial officer, treasurer and sole director, owns over 50% of our common stock and controls a majority of the votes attached to our outstanding voting securities. As a result, he has the ability to influence matters affecting our stockholders, including the election of directors, the acquisition of assets, and the issuance of securities. Because he controls a majority of votes, it would be very difficult for investors to replace our management if they disagree with the way our business is being operated. Because the influence by Mr. Loosdrecht could result in management making decisions that are in the best interest of Mr. Loosdrecht and not in the best interest of the investors, you may lose some or all of the value of your investment in our common stock.

Because we can issue additional shares of common stock, our stockholders may experience dilution in the future.

We are authorized to issue up to 90,000,000 shares of common stock, of which 2,653,529 shares of common stock were issued and outstanding as of August 10, 2016. Our board of directors has the authority to cause us to issue additional shares of common stock without consent of our stockholders. Consequently, stockholders may experience dilution in their ownership of our stock in the future.

There is currently no established public trading market for our common stock, which makes it difficult for our stockholders to resell their shares.

There is currently no established public trading market for our common stock. There is a limited public market for our common stock through its quotation on the OTCPink quotation system operated by the OTC Markets Group. Trading in stocks quoted on the OTCPink is often thin and is characterized by wide fluctuations in trading prices due to many factors that may be unrelated or have little to do with a company's operations or business prospects. Moreover, the OTCPink is not a stock exchange, and trading of securities on the OTCPink is often more sporadic than the trading of securities listed on a national securities exchange like the NASDAQ or the NYSE. Accordingly, stockholders may have difficulty reselling any of our shares. We cannot assure you that there will be a market for our common stock in the future.

Because we do not intend to pay any cash dividends on our common stock in the near future, our stockholders will not be able to receive a return on their shares unless they sell them.

We do not anticipate paying any cash dividends on our common stock in the near future. The declaration, payment and amount of any future dividends will be made at the discretion of the board of directors, and will depend upon, among other things, our results of operations, cash flows and financial condition, operating and capital requirements, and other factors the board considers relevant. We may never pay any dividends. Unless we pay dividends, our stockholders will not be able to receive a return on their shares unless they sell them.

Our stock is a penny stock. Trading of our stock is restricted by the SEC’s penny stock regulations, which may limit a stockholder’s ability to buy and sell our stock.

Our stock is a penny stock. The SEC has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined in Rule 15g-9) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC, which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

FINRA sales practice requirements may also limit a stockholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules promulgated by the SEC, the Financial Industry Regulatory Authority (“FINRA”) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties

Our principal executive offices are located at 7458 Allison Place, Chilliwack, British Columbia, Canada. The office is currently provided to us at no cost by Devon Loosdrecht, our CEO, president, chief financial officer, treasurer and sole director. We believe our current premises are adequate for our current limited operations and we do not anticipate that we will require any additional premises in the foreseeable future. We anticipate that we will continue to utilize these premises so long as the space requirements of our company do not require a larger facility.

Item 3. Legal Proceedings

We know of no material pending legal proceedings to which our company is a party or of which any of our properties is the subject. In addition, we do not know of any such proceedings contemplated by any governmental authorities.

We know of no material proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholder, is a party adverse to our company or has a material interest adverse to our company.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is quoted under the symbol “OXCR” on the OTCPink quotation system operated by OTC Markets Group, Inc. The criteria for quotation includes that we remain current in our SEC reporting. Currently, no market makers make a market in our stock and no active market exists for our securities. There is no assurance that a regular trading market will develop, or if developed, that it will be sustained. Therefore, a shareholder may be unable to resell securities in our company. Trading in stocks quoted on the OTCPin is often thin and is characterized by wide fluctuations in trading prices due to many factors that may be unrelated or have little to do with a company's operations or business prospects. We cannot assure you that there will be a market for our common stock in the future.

To date, no trading has occurred in our stock, as shown by the following table:

Fiscal Year Ending April 30, 2016
Quarter Ended	High $	Low $
April 30, 2016	0	0
January 30, 2016	0	0
October 31, 2015	0	0
July 31, 2015	0	0

Transfer Agent

Our shares of common stock are issued in registered form. The transfer agent and registrar for our common stock is currently Empire Stock Transfer, located at 1859 Whitney Mesa Drive, Henderson, NV 89014.

Holders of Our Common Stock

As of August 10, 2016, we had 2,653,529 shares of our common stock issued and outstanding, held by 37 holders of record.

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

Securities Authorized for Issuance under Equity Compensation Plans

We currently do not have any equity compensation plans.

Recent Sales of Unregistered Securities

Since the beginning of our fiscal year ended April 30, 2016, we have not sold any equity securities that were not registered under the Securities Act of 1933 that were not previously reported in a quarterly report on Form 10-Q or in a current report on Form 8-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our audited annual financial statements and the related notes thereto for the year ended April 30, 2016 which appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. See “Risk Factors”.

Our audited financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

Overview

We were incorporated under the laws of the State of Nevada on April 9, 2014. Following incorporation, we commenced the business of a mineral exploration company. However, as we were unable to raise sufficient funds to pursue our exploration program, we are now seeking new business opportunities with established business entities to effect a merger or other form of business combination with our company. We anticipate that any new acquisition or business opportunity that we may be party to will require additional financing. There can be no assurance, however, that we will be able to acquire the financing necessary to enable us to pursue our plan of operation and enter into such an agreement. If our company requires additional financing and we are unable to obtain such funds, our business will fail.

Results of Operations for the Years Ended April 30, 2016 and 2015

We generated no revenues for the years April 30, 2016 and 2015. We do not expect to generate revenues until we have established a new business plan and operations and successfully implemented such business plan.

We incurred operating expenses of $52,628 for the year ended April 30, 2016, compared with operating expenses of $51,493 for the year ended April 30, 2015. The most significant changes in operating expenses comprised the following:  audit and accounting fees increased to $25,358 (2015 - $15,680); consulting fees decreased to $nil (2015 - $12,050); legal fees increased to $23,618 (2015 - $11,650); office expenses decreased to $500 (2015 - $3,000); mineral property acquisition costs decreased to $nil (2015 - $2,000); and transfer and filing fees decreased to $3,005 (2015 - $5,508). The difference between periods was attributable to the cessation of mineral exploration activities, the changing of directors and officers, and increased legal fees associated with the evaluation of new business opportunities, including the proposed Arrangement with Garmatex.

We incurred other expenses of $2,180 for the year ended April 30, 2016, as compared to $1,479 for the year ended April 30, 2015. Our other expenses for 2016 consisted solely of interest expense of $2,180 (2015-$1,479). Interest expense for 2016 and 2015 included $2,180 and $1,479, respectively, to reflect the interest accrued on promissory notes issued during the periods.

We incurred a net loss of $54,808 for the year ended April 30, 2016, as compared with a net loss of $52,972 for the prior year.

Liquidity and Capital Resources

As of April 30, 2016, we had cash of $51 (2015-$58) and working capital of $(7,949) (2015 - $3,481 working capital deficit).

Operating Activities

Operating activities used $13,707 in cash for the year ended April 30, 2016 as compared to $48,245 for the prior year ended April 30, 2015. The increase in cash was attributable to the capital contribution received per the indemnity agreement on the sale of common stock.

Investing Activities

Investing activities used cash of $nil for the year ended April 30, 2016 as compared to $1,150 for the year ended April 30, 2015.

Financing Activities

Financing activities provided cash of $13,700 for the year ended April 30, 2016, as compared to $14,000 for the year ended April 30, 2015, comprised of $13,700 in proceeds from notes payable.

Plan of Operations

We expect that we will require $35,000 to $70,000, in addition to our current cash, to fund our operating expenditures for the next twelve months. Projected working capital requirements for the next twelve months are as follows:

Estimated Working Capital Expenditures During the Next Twelve Months

Operating expenditures

Transaction costs associated with proposed Garmatex Arrangement	$10,000 to $20,000

General and administrative (including professional fees)	$25,000 to $50,000

Total	$35,000 to $70,000

General and administrative expenses are expected to include the fees and travel costs we expect to pay in connection with completion of the Garmatex acquisition. In the event that it is successfully completed, we will need to re-assess our 12 month capital requirements in order to reflect our new business activities.

We have issued various promissory notes to meet our short term demands. In the past year, we have raised $13,700 in proceeds from the sale of these notes, the terms of which are provided in the notes to the financial statements accompanying this annual report. While this source of bridge financing has been helpful in the short term to meet our financial obligations, we will need additional financing to fund our operations and implement our business plan.

Based upon our current financial condition, we do not expect to have sufficient cash to operate our business at the current level for the next twelve months. We intend to fund future operations through new business sales and debt and/or equity financing arrangements, which may be insufficient to fund expenditures or other cash requirements. We plan to seek additional financing in a private equity offering to secure funding for operations. There can be no assurance that we will be successful in raising additional funding. If we are not able to secure additional funding, the implementation of our future business plan will be impaired. There can be no assurance that such additional financing will be available to us on acceptable terms or at all.

Going Concern

Our financial statements have been prepared assuming that we will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have incurred cumulative losses of 109,628 for the period April 9, 2014 (inception date) through April 30, 2016, expect to incur further losses in the development of our new business and have been dependent on funding operations through the issuance of convertible debt and private sale of equity securities. These conditions raise substantial doubt about our ability to continue as a going concern. Management’s plans include continuing to finance operations through the private or public placement of debt and/or equity securities and the reduction of expenditures. However, no assurance can be given at this time as to whether we will be able to achieve these objectives.

In its report on our financial statements for the year ended April 30, 2016, our independent registered public accounting firm included an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

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

Development Stage Activities and Operations:

We are in the development stage and have had no revenues. A development stage company is defined as one in which all efforts are devoted substantially to establishing a new business and even if planned principal operations have commenced, revenues are insignificant.

Recently Issued Accounting Pronouncements

On July 18, 2013, the FASB issued Accounting Standards Update No. 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (“ASU 2013-11”). ASU 2013-11 is expected to reduce diversity in practice by providing guidance on the presentation of unrecognized tax benefits and will better reflect the manner in which an entity would settle at the reporting date any additional income taxes that would result from the disallowance of a tax position when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exist. The amendments in this update should be applied prospectively for annual and interim periods beginning after December 15, 2013. We are currently evaluating the impact of its pending adoption of ASU 2013-11 on its consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standard if currently adopted would have a material effect on the accompanying financial statements.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our stockholders.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:

F-1	Reports of Independent Registered Public Accounting Firm
F-3	Consolidated Balance Sheets as of April 30, 2016 and 2015
F-4	Consolidated Statements of Operations for the years ended April 30, 2016 and April 30, 2015
F-5	Consolidated Statement of Stockholders’ (Deficiency) Equity for year ended April 30, 2014 to April 30, 2016
F-6	Consolidated Statements of Cash Flows for the years ended April 30, 2016 and April 30, 2015
F-7	Notes to Consolidated Financial Statements

OAXACA RESOURCES CORP.

CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2016 and 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders’
Oaxaca Resources Corp.

We have audited the accompanying consolidated balance sheets of Oaxaca Resources Corp. (the “Company”) as of April 30, 2016 and 2015 and the related consolidated statements of operations, stockholders' deficit and cash flows the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company, as of April 30, 2016 and 2015 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and negative operating cash flows which raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/MaloneBailey, LLP
www.malonebailey.com
Houston, Texas
August 10, 2016

OAXACA RESOURCES CORP.
CONSOLIDATED BALANCE SHEETS

	April 30,	April 30,
ASSETS	2016	2015

Current
Cash	$51	$58
Prepaid expenses	-	250
Due from related party – Note 6	79,776	-

Total current assets	79,827	308

Total assets	$79,827	$308

LIABILITIES

Current
Accounts payable and accrued liabilities	$8,000	$3,789
Notes payable	79,776	-
Total current liabilities	87,776	3,789

Long term liabilities
Accrued interest - related party – Note 5	-	1,479
Due to related party – Note 5	-	27,000
Accrued interest payable – Note 6	3,659	-
Promissory notes payable – Note 6	40,700	-
Total long term liabilities	44,359	28,479

Total liabilities	132,135	32,268

STOCKHOLDERS’ DEFICIT

Preferred stock, $0.001 par value 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value – Note 7 90,000,000 shares authorized 2,520,000 and 3,000,000 shares issued and outstanding, respectively	2,520	3,000
Additional paid in capital	54,440	19,500
Accumulated deficit	(109,268)	(54,460)

Total stockholders’ deficit	(52,308)	(31,960)

Total liabilities & stockholders’ deficit	$79,827	$308

SEE ACCOMPANYING NOTES THAT ARE AN INTEGRAL PART OF THESE
CONSOLIDATED FINANCIAL STATEMENTS

OAXACA RESOURCES CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the	For the
	Year	Year
	Ended	Ended
	April 30, 2016	April 30, 2015

Operating expenses
Audit and accounting fees	$25,358	$15,680
Bank charges	144	429
Consulting fees	-	12,050
Foreign exchange	3	26
Legal fees	23,618	11,650
Office expenses	500	3,000
Mineral property - exploration costs	-	2,000
Transfer and filing fees	3,005	5,508
Write down of mineral property – Note 4	-	1,150
Total operating expenses	52,628	51,493

Operating loss	(52,628)	(51,493)

Other expense
Interest expense – Note 5	(2,180)	(1,479)
Total other expense	(2,180)	(1,479)

Net loss	$(54,808)	$(52,972)

Basic net loss per common share- basic and diluted	$(0.02)	$(0.02)

Weighted average number of common shares outstanding – basic and diluted	2,539,672	2,582,466

SEE ACCOMPANYING NOTES THAT ARE AN INTEGRAL PART OF THESE
CONSOLIDATED FINANCIAL STATEMENTS

OAXACA RESOURCES CORP.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
For the years ended April 30, 2016 and April 30, 2015

			Additional
			Paid in	Accumulated
	Common Shares		Capital	Deficit	Total
	Number	Amount

Balance, April 30, 2014	1,800,000	1,800	11,700	(1,488)	12,012

Capital stock issued for cash:	1,200,000	1,200	7,800	-	9,000
Net loss				(52,972)	(52,972)

Balance, April 30, 2015	3,000,000	$3,000	$19,500	$(54,460)	$(31,960)

Capital stock returned to treasury:	(480,000)	(480)	480	-	-
Capital contribution:			34,460	-	34,460
Net loss	-	-	-	(54,808)	(54,808)

Balance, April 30, 2016	2,520,000	$2,520	$54,440	$(109,268)	$(52,308)

SEE ACCOMPANYING NOTES THAT ARE AN INTEGRAL PART OF THESE
CONSOLIDATED FINANCIAL STATEMENTS

OAXACA RESOURCES CORP.
CONSOLIDATED STATEMENT OF CASH FLOWS

	For the	For the
	Year	Year
	Ended	Ended
	April 30, 2016	April 30, 2015
Cash flows used in operating activities
Net loss	$(54,808)	$(52,972)
Adjustments to reconcile net loss to net cash used in operating activities:

Capital contribution for expenses paid by related party	34,460	-
Write down of mineral property	-	1,150
Changes in operating assets and liabilities:
Prepaid expenses	250	(250)
Accounts payable and accrued liabilities	4,211	2,348
Accrued interest	2,180	1,479

Net cash used in operating activities	(13,707)	(48,245)

Cash flows from investing activities:
Acquisition of mineral property option	-	(1,150)

Net cash used in investing activities	-	(1,150)

Cash flows from financing activities:
Capital stock issued for cash	-	9,000
Notes payable	13,700	-
Due to related party	-	5,000

Net cash provided by financing activities	13,700	14,000

Decrease in cash during the period	(7)	(35,395)

Cash, beginning of the period	58	35,453

Cash, end of the period	$51	$58

Supplemental information

Interest and taxes paid in cash	$-	$-

Non-cash financing and investing activities
Reallocation of capital stock to APIC upon return to treasury of 480,000 share of common stock for $nil consideration	$480	$-
Due from related party	79,776	-
Note payable	(79,776)	-
Reclassification of related party debt	22,000	-

SEE ACCOMPANYING NOTES THAT ARE AN INTEGRAL PART OF THESE
CONSOLIDATED FINANCIAL STATEMENTS

OAXACA RESOURCES CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2016

Note 1	Nature of Operations and Ability to Continue as a Going Concern

Oaxaca Resources Corp. (the “Company”) was incorporated in the State of Nevada, United States of America on April 9, 2014. The Company was formed for the purpose of acquiring and developing mineral properties. The Company’s year-end is April 30.

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these consolidated financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. The Company has yet to achieve profitable operations, has an accumulated deficit of $109,268 and expects to incur further losses in the development of its business, all of which raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing from shareholders or other sources to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available or on acceptable terms, if at all. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

On April 8, 2016, the Company entered into a definitive Arrangement Agreement with Garmatex Technologies, Inc., a private company incorporated under the laws of the Province of British Columbia, Canada ("Garmatex"), pursuant to which the Company has agreed to acquire all of the issued and outstanding securities of Garmatex in exchange for equivalent securities of the Company by way of a statutory arrangement (the “Arrangement”) pursuant to the Business Corporations Act (British Columbia). The purpose of the Arrangement is for the Company, through the acquisition of Garmatex, to engage in Garmatex’s business of developing and supplying scientifically-engineered fabric technologies. As of the year ending April 30, 2016, this agreement has not yet been satisfied.

Note 2	Summary of Significant Accounting Policies

Use of Estimates

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and are stated in US dollars. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates, which may have been made using careful judgment. Actual results may vary from these estimates.

Oaxaca Resources Corp.
Notes to the Consolidated Financial Statements
April 30, 2016

The financial statements have, in management’s opinion, been properly prepared within the framework of the significant accounting policies summarized below:

Principles of Consolidation

These consolidated financial statements include the accounts of the Company and ORC Exploration LLC (“ORC”), a wholly owned subsidiary of the Company incorporated in the State of Nevada on May 8, 2014. All significant inter-company transactions and balances have been eliminated on consolidation.

Cash

Cash consists of all highly liquid investments that are readily convertible to cash within 90 days when purchased.

Related Party

The Company follows ASC 850, Related Party Disclosures, for the identification of related parties and disclosure of related party transactions.

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

Foreign Currency Translation

The Company’s functional currency is the United States dollar.

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

Oaxaca Resources Corp.
Notes to the Consolidated Financial Statements
April 30, 2016

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

Earnings per share

In accordance with accounting guidance now codified as FASB ASC Topic 260 Earnings per Share, basic earnings per share (“EPS”) is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to all dilutive potential of shares of common stock outstanding during the period, including stock options or warrants, using the treasury stock method (by using the average stock price for the period to determine the number of shares assumed to be purchased from the exercise of stock options or warrants), and convertible debt or convertible preferred stock, using the if-converted method. Diluted EPS excludes all dilutive potential of shares of common stock if their effect is anti-dilutive.

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

Each fair value measurement is reported in one of the three levels which is determined by the lowest level input that is significant to the fair value measurement in its entirety. These levels are:

Level 1 –	inputs are based upon unadjusted quoted prices for identical instruments traded in active markets.

Level 2 –

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
April 30, 2016

Level 3 –

inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques that include option pricing models, discounted cash flow models, and similar techniques.

The carrying value of the Company’s financial assets and liabilities which consist of cash, accounts payable and accrued liabilities and due to related parties, in management’s opinion approximate their fair value due to the short maturity of such instruments. These financial assets and liabilities are valued using Level 3 inputs, except for cash which is at Level 1. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, exchange or credit risks arising from these financial instruments.

Note 4	Mineral Property

On May 20, 2014, the Company’s wholly owned subsidiary, ORC, entered into a property option agreement whereby ORC was granted an option to earn up to a 100% interest in the Elizabeth mineral claim, located in the Omineca mining district of the Province of British Columbia, Canada.

Consideration for the option was to consist of cash payments totalling $11,150, of which $1,150 was payable upon the execution of the agreement (paid) and $ 10,000 was to be due on or before April 30, 2017.

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

During the year ended April 30, 2015, the Company’s former President loaned $5,000 to the Company and the Company issued a promissory note in the amount of $5,000. The promissory note is unsecured, bears interest at 6% per annum, and matures on December 31, 2018. As of the year ended April 30, 2016, this note payable and a $22,000 note payable from fiscal 2014 were no longer classified as related party debt and reclassified to loan with third party therefore the balance outstanding is $nil with an accrued interest balance of $nil (2015 - $151).

On May 15, 2015, the President and Chief Executive Officer returned 480,000 shares of common stock back to the Company, which were subsequently cancelled for $nil consideration.

On June 8, 2015, the President of the Company resigned from all officer positions with the Company and Mike Gilliland, the President of AutoHouse Technologies Inc. (“AutoHouse”), was appointed President, Chief Executive Officer, Secretary and Chief Financial Officer of the Company.

Oaxaca Resources Corp.
Notes to the Consolidated Financial Statements
April 30, 2016

During the year ended April 30, 2016, a company with a former common director loaned a total of $7,600 to the Company in exchange for the issuance by the Company of promissory notes in the aggregate amount of $7,600. The promissory notes are unsecured, bear interest at 6% per annum, and mature on December 31, 2018. This loan was assigned to the former President during April 30, 2016 and is a part of the $40,700 note payable due as of April 30, 2016, see note 6.

On March 14, 2016, Mike Gilliland, the President of the Company, resigned from all officer positions with the Company and Devon Loosdrecht was appointed President, Chief Executive Officer, Treasurer, and Chief Financial Officer of the Company.

On March 14, 2016, a majority shareholder, assigned and transferred their controlling interest of 1,320,000 shares of common stock to the Company’s current President. Due to such transfer, this shareholder no longer has a significant influence over the Company.

On April 22, 2016, the Company received a promissory note in the amount of CDN$100,000 (US$79,776) from Garmatex Technologies, pursuant to the secured and subordinated loan agreement dated April 8, 2016, see note 6. The note was bearing interest at 5% per annum, payable semi-annually prior to maturity.

Repayment of the note, together with all outstanding interest accrued, will be due and payable on the earlier of; (a) nine months from the advancement date, (b) the closing of the Arrangement Transactions, and (c) 90 calendar days from the termination of the LOI or any formal Arrangement Transaction agreement which supersedes the Letter of Intent (“LOI”). The lender at all times has right to convert any portion of the principal and interest outstanding into securities of the Borrower.

During the year ended April 30, 2016, our principal executive offices were provided to us at no cost by the Company current CEO, president, chief financial officer, treasurer and sole director.

Note 6	Notes Payable

During the year ended April 30, 2016, a shareholder, with less than a 5% equity interest in the Company, loaned a total of $6,100 to the Company. The Company issued promissory notes in the aggregate amount of $6,100. The promissory notes are unsecured, bear interest at 6% per annum, and mature on December 31, 2018.

On March 16, 2016, promissory note holders unconditionally assigned all of their right, title and interest in and under those promissory notes executed in favour of the holder totalling $13,700 to a non-related party.

During the year ended April 30, 2016, the Company charged interest expense of $2,180 (2015 - $1,479) pursuant to notes payable of $40,700. Total accrued interest on all outstanding notes payable as of April 30, 2016 was $3,659 (2015 - $1,479).

During the year ended April 30, 2016, the Company entered into a subscription agreement to issue 20,000 shares of common stock in the Company at a price of CDN$0.20 per common share for proceeds of CDN$100,000 which were received in trust by Garmatex Technologies. The proceeds are being held in trust until the completion of the LOI or will be repaid by Garmatex under the terms of the secured and subordinated loan agreement dated April 8, 2016. As of April 30, 2016, outstanding share subscriptions had not yet been issued by the Company as such the Company has a note payable due to the subscriber of CDN$100,000 (US$79,776).

Oaxaca Resources Corp.
Notes to the Consolidated Financial Statements
April 30, 2016

Pursuant to the subscription agreement dated June 17, 2016, the subscription was subsequently accepted by the Company and the shares were issued.

Note 7	Capital Stock

a)	Authorized share capital

The authorized common stock of the Company consists of 90,000,000 shares of common stock with par value of $0.001 and 10,000,000 shares of preferred stock with a par value of $0.001. As of April 30, 2016, the Company had 2,520,000 shares of common stock and no shares of preferred stock outstanding.

b)	Issued share capital

On September 4, 2014, pursuant to a Prospectus offering of up to 1,700,000 common shares at a price of US$0.0075, the Company issued 1,200,000 common shares for aggregate proceeds of US$9,000. The subscription agreement allows for the Company to accept in full settlement in either US$0.0075 or 0.1 Mexican Peso’s for each share acquired.

On May 15, 2015, the President and Chief Executive Officer returned 480,000 shares of common stock back to treasury of the Company for $nil consideration. The Company recorded a reduction to common stock of $480 and an increase in additional paid in capital as a result of this transaction.

c)	Contributed Capital

On March 16, 2016, the Company entered into an indemnity agreement regarding the sale of 1,320,000 shares of common stock owned by a majority shareholder whereby, in connection with the stock sale, the shareholder indemnified the Company and its affiliates against all debts, adverse claims, liabilities, and obligations arising from or related to the Accounts Payable totalling $34,460.

Note 8	Income Taxes

A reconciliation of the income tax provision computed at statutory rates to the reported tax provision is as follows:

	Year Ended	Year Ended
	April 30, 2016	April 30, 2015
Basic statutory and state income tax rate	35.0%	35.0%

Oaxaca Resources Corp.
Notes to the Consolidated Financial Statements
April 30, 2016

	Year Ended	Year Ended
	April 30, 2016	April 30, 2015
Approximate loss before income taxes	$54,808	$52,972
Expected approximate tax recovery on net loss, before income tax	$19,183	$18,541
Changes in valuation allowance	(19,183)	(18,541)
Deferred income tax recovery	$-	$-

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	Year Ended	Year Ended
	April 30, 2016	April 30, 2015
Deferred income tax assets
Non-capital losses carried forward	$38,244	$19,812
Less: valuation allowance	(38,244)	(19,812)
Deferred income tax assets	$-	$-

At April 30, 2016, the Company has incurred accumulated net operating losses in the United States of America totalling approximately $109,268 which are available to reduce taxable income in future taxation years.

Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"). Ownership changes may limit the amount of the NOL carry forwards that can be utilized annually to offset future taxable income and tax, respectively

These losses expire as follows:

Year of Expiry	Amount

2033	$1,488
2034	$52,972
2035	$54,808

The amount taken into income as deferred tax assets must reflect that portion of the income tax loss carry forwards that is more-likely-than-not to be realized from future operations. The Company has chosen to provide an allowance of 100% against all available income tax loss carry forwards, regardless of their time of expiry.

Note 9	Subsequent Events

On May 16, 2016, the Company completed a private placement pursuant to which it issued 1,250,000 post-forward stock split units of the Company (each, a “Unit”) at a price of $0.40 CAD per Unit for total proceeds of $500,000 CAD ($390,596 USD). Each unit consisted of one share of common stock in the capital of the Company (each, a “Share”) and one-half of one non-transferable common stock purchase warrant, with each warrant entitling the holder to acquire one additional Share at a price of $0.60 USD per Share for a period of two years from closing, that is, until May 16, 2018. As of the date of these financials, the post-forward stock split had not yet been approved.

Oaxaca Resources Corp.
Notes to the Consolidated Financial Statements
April 30, 2016

i)	On May 16, 2016, the Company received promissory notes in the aggregate amount of CDN$500,000 (US$385,957) from Garmatex Technologies, pursuant to the secured and subordinated loan agreement dated April 8, 2016. The notes bear interest at 5% per annum, payable semi-annually prior to maturity. These notes are secured by the creation of security interest in all of the Borrower’s present and after acquired personal property, except for any existing arm’s length borrowing by the Borrower with banks and lending institutions. Repayment of the notes, together with all outstanding interest accrued, will be due and payable on the earlier of; (a) nine months from the advancement date, (b) the closing of the Arrangement Transactions, and (c) 90 calendar days from the termination of the LOI or any formal Arrangement Transaction agreement which supersedes the LOI.

ii)	On July 17, 2016, the Company completed a private placement pursuant to which it issued 125,000 post-forward stock split Units at a price of $0.40 CAD per Unit for total proceeds of $50,000 CAD. Each Unit consisted of one Share and one-half of one non-transferable common stock purchase warrant, with each warrant entitling the holder to acquire one additional Share a price of $0.60 USD per share for a period of two years from closing, that is, until July 17, 2018. As of the date of these financials, the post-forward stock split had not yet been approved.

iii)	On July 28, 2016, the Company completed a private placement pursuant to which it issued 294,118 Units at a price of $0.34 USD per Unit for total proceeds of $100,000 USD. Each Unit consisted of one Share and one-half of one non-transferable common stock purchase warrant, with each warrant entitling the holder to acquire one additional Share a price of $0.60 USD per share for a period of two years from closing, that is, until July 28, 2018. As of the date of these financials, the post-forward stock split had not yet been approved.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

No events occurred requiring disclosure under Item 304 of Regulation S-K during the fiscal year ended April 30, 2016.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

“Disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Exchange Act recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

Our principal executive officer and principal financial officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2016. Based on this evaluation he concluded that, as of April 30, 2016, our disclosure controls and procedures were not effective such that the information relating to us that is required to be disclosed in our SEC reports: (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms; and (ii) is accumulated and communicated to our management, including our principal executive and financial officer, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management has assessed the effectiveness of our internal control over financial reporting as of April 30, 2016 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Tredway Commission. As a result of this assessment, management concluded that, as of April 30, 2016, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending April 30, 2017: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; (ii) adopt sufficient written policies and procedures for accounting and financial reporting; and (iii) appoint additional independent directors that can serve as members of an audit committee. The remediation efforts will be largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to an exemption for non-accelerated filers set forth in Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal year ended April 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Internal Controls

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting are or will be capable of preventing or detecting all errors or all fraud. Any control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements, due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns may occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risk.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table contains information with respect to our current executive officers and directors:

Name	Age	Principal Positions with Us
Devon Loosdrecht	31	President, Treasurer, Chief Executive Officer, Chief Financial Officer and sole Director
Keith Gracey	56	Secretary

The following is a brief account of the education and business experience of our sole director and officer during the past five years, indicating his principal occupation during the period, and the name and principal business of the organizations by which he was employed:

Devon Loosdrecht

Since 2008, Mr. Loosdrecht has been the Business-to-Business Sales Consultant for Meadow Valley Meats in Chilliwack, British Columbia. In that role Mr. Loosdrecht conducts market research and analysis to deliver customized solutions aligned with daily, weekly and monthly targets, establishes and maintains strategic relations with clients to identify needs, discusses requirements and handles negotiations on payment terms, including credit and limits. Mr. Loosdrecht also served as the special project coordinator for Meadow Valley Meats from January 2007 and September 2008, in which role he contributed to multiple divisions to ensure production compliance with health and safety guidelines determined by local health authorities, managed equipment controls in terms of adherence to Health Canada guidelines and delivered supervision and guidance to production staff and equipment to align with critical control points.

Mr. Loosdrecht holds a Bachelors of Business Administration degree from the University of the Fraser Valley, Business Administration, located in Abbotsford, British Columbia.

Mr. Loosdrecht has not been a director or officer of any reporting company during the last five years.

Keith Gracey

Effective July 28, 2016, Devon Loosdrect resigned as Secretary of the Company and Keith Gracey was appointed Secretary of the Company.

Mr. Gracey served as CEO and Chairman of the Board of Directors from March 2007 to March 2013 and now serves as Executive Chairman for Garmatex Technologies Inc. Mr. Gracey is President and Director of Jump Capital and has over twenty years of corporate finance experience (IPO, RTO, M&A) and extensive experience in corporate structuring, due diligence and syndication coordination for both private and public companies. Mr. Gracey was also a Sponsored Ambassador for the Nike Sport brand for more than ten years.

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

Involvement in Certain Legal Proceedings

To the best of our knowledge, no director or officer has been involved in any of the following events during the past ten years:

(a)

any petition under the federal bankruptcy laws or any state insolvency laws filed by or against, or an appointment of a receiver, fiscal agent or similar officer by a court for the business or property of such person, or any partnership in which such person was a general partner at or within two years before the time of such filing, or any corporation or business association of which such person was an executive officer at or within two years before the time of such filing;

(b)	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

(c)

being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining such person from, or otherwise limiting, the following activities: (i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity; engaging in any type of business practice; or (iii) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities laws;

(d)

being the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (c)(i) above, or to be associated with persons engaged in any such activity;

(e)

being found by a court of competent jurisdiction (in a civil action), the SEC to have violated a federal or state securities or commodities law, and the judgment in such civil action or finding by the SEC has not been reversed, suspended, or vacated;

(f)

being found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

(g)

being the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of: (i) any federal or state securities or commodities law or regulation; or (ii) any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease- and-desist order, or removal or prohibition order; or (iii) any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

(h)

being the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

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

A shareholder who wishes to communicate with our board of directors may do so by directing a written request addressed to our CEO and director, Devon Loosdrecht, at the address appearing on the first page of this annual report.

Audit Committee Financial Expert

Our board of directors has determined that it does not have a board member that qualifies as an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K. Mr. Loosdrecht, our sole director, is not “independent” as the term is used by NASDAQ Marketplace Rule 5605(a)(2). We believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the SEC, and to provide us with copies of those filings. Based solely on the copies of such reports received by us, we believe that all Section 16(a) filing requirements applicable to our executive officers and directors and 10% stockholders were met for the year ended April 30, 2016.

Code of Ethics

We have not adopted a Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Item 11. Executive Compensation

The particulars of compensation paid to the following persons:

(a)	all individuals serving as our principal executive officer during the year ended April 30, 2016;

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the year ended April 30, 2016; and

(c)	up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at April 30, 2016,

who we will collectively refer to as “named executive officers”, for all services rendered in all capacities to our company for the years ended April 30, 2016 and 2015, are set out in the following table:

SUMMARY COMPENSATION TABLE

						Non-Equity	Nonqualified
Name and				Stock	Option	Incentive Plan	Deferred	All Other
principal		Salary	Bonus	Awards	Awards	Compensation	Compensation	Compensation	Total
position	Year	($)	($)	($)	($)	($)	Earnings ($)	($)	($)
Devon Loosdrecht(1)
President, CEO, Chief Financial	2016	0	0	0	0	0	0	0	0
Officer, Treasurer and	2015	0	0	0	0	0	0	0	0
Director
Mike Gilliland(2)
Former President, CEO, Chief	2016	0	0	0	0	0	0	0	0
Financial Officer, Secretary,	2015	0	0	0	0	0	0	0	0
Treasurer and Director
Jose Montes(3)
Former President, CEO, Chief Financial	2016	0	0	0	0	0	0	0	0
Officer, Secretary, Treasurer and	2015	0	0	0	0	0	0	0	0
Director

(1)	Mr. Loosdrecht was appointed to all positions effective March 14, 2016.
(2)	Mr. Gilliland was appointed to all positions effective June 8, 2015 and resigned from all positions effective March 14, 2016.
(3)	Mr. Montes was appointed to all positions at incorporation and resigned from all positions effective June 8, 2015.

Narrative Disclosure to Summary Compensation Table

We have not paid any compensation to any of our directors or officers, nor do we have any arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive stock options at the discretion of our board of directors in the future. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our board from time to time.

Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide retirement or similar benefits for our directors or executive officers.

Resignation, Retirement, Other Termination, or Change in Control Arrangements

We have no contract, agreement, plan or arrangement, whether written or unwritten, that provides for payments to our directors or executive officers at, following, or in connection with the resignation, retirement or other termination of our directors or executive officers, or a change in control of our company or a change in our directors’ or executive officers’ responsibilities following a change in control.

Outstanding Equity Awards at Fiscal Year-End

As at April 30, 2016, we had not adopted any equity compensation plan and no stock, options or other equity securities were awarded to our executive officers during the year ended April 30, 2016.

Compensation of Directors

We have no formal plan for compensating our directors for their services as directors. Our directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of August 10, 2016, certain information with respect to the beneficial ownership of our common stock by each executive officer and director, by each person known by us to beneficially own more than 5% of our common stock and by our executive officers and directors as a group. Except as otherwise indicated, all shares are owned directly and the percentage shown is based on 2,653,529 shares of common stock issued and outstanding on August 10, 2016.

Title of class	Name and address of beneficial owner	Amount of beneficial ownership	Percent of class
Common	Devon Loosdrecht 7458 Allison Place Chilliwack, British Columbia, Canada	1,320,000	49.7%
Common	Total all executive officers and directors (one person)	1,320,000	49.7%

Common	Other 5% Shareholders
	None

As used in this table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). In addition, for purposes of this table, a person is deemed, as of any date, to have “beneficial ownership” of any security that such person has the right to acquire within 60 days after such date.

The person named above has full voting and investment power with respect to the shares indicated. Under the rules of the SEC, a person (or group of persons) is deemed to be a “beneficial owner” of a security if he or she, directly or indirectly, has or shares the power to vote or to direct the voting of such security, or the power to dispose of or to direct the disposition of such security. Accordingly, more than one person may be deemed to be a beneficial owner of the same security. A person is also deemed to be a beneficial owner of any security, which that person has the right to acquire within 60 days, such as options or warrants to purchase our common stock.

Changes in Control

Other than the proposed Arrangement with Garmatex, we are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our company. For additional information with respect to the proposed Arrangement, see “Corporate Overview”.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

Other than as disclosed below, none of the following parties has, since incorporation, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

(i)	any of our directors or officers;

(ii)	any person proposed as a nominee for election as a director;

(iii)	any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our outstanding shares of common stock;

(iv)	any of our promoters; and

(v)	any member of the immediate family (including spouse, parents, children, siblings and in- laws) of any of the foregoing persons.

1.

On April 30, 2014 our founder, former president, CEO, CFO, and former sole director, Jose Montes, contributed our initial equity capital by purchasing 1,800,000 shares of common stock in exchange for $13,500 at a price of $0.0006 per share.

2.

2. On April 28, 2014, Mr. Montes loaned us $22,000 which is evidenced by a promissory note in the amount of $22,000 with interest accruing on the principal amount of 6% per annum and due on December 31, 2018.

3.

On October 28, 2014, Mr. Montes loaned us $5,000 which is evidenced by a promissory note in the amount of $5,000 with interest accruing on the principal amount of 6% per annum and due on December 31, 2018.

4.	On May 15, 2015, Mr. Montes returned 480,000 shares of common stock to us, which were subsequently cancelled for $nil consideration.

5.

On June 2, 2015, AutoHouse Technologies Inc. (“AutoHouse”), a company controlled by Mike Gilliland, our sole director and officer, loaned our company $6,000 we issued it a promissory note in the amount of $6,000. The promissory note is unsecured, bears interest at 6% per annum, and matures on December 31, 2018.

6.

On June 8, 2015, AutoHouse loaned our company $1,500 and we issued it a promissory note in the amount of $1,500. The promissory note is unsecured, bears interest at 6% per annum, and matures on December 31, 2018.

7.

On September 11, 2015, AutoHouse loaned our company $100 and we issued it a promissory note in the amount of $100. The promissory note is unsecured, bears interest at 6% per annum, and matures on December 31, 2018.

8.	On March 14, 2016, Mr. Montes, a majority shareholder, assigned and transferred his controlling interest in 1,320,000 shares of our common stock to Mr. Loosdrecht.

9.

On April 22, 2016, the Company received a promissory note in the amount of CDN$100,000 (US$79,776) from Garmatex Technologies, pursuant to the secured and subordinated loan agreement dated April 8, 2016. The note was bearing interest at 5% per annum, payable semi-annually prior to maturity no later than nine months from the advancement date.

We do not currently have any conflicts of interest by or among our current officer, director, key employee or advisors. We have not yet formulated a policy for handling conflicts of interest; however, we intend to do so prior to hiring any additional employees.

We do not currently have an independent director serving on our board of directors.

Compensation for Executive Officers and Directors

For information regarding compensation of our executive officers and directors, see “Executive Compensation”.

Director Independence

We currently act with one director, Devon Loosdrecht. Our common stock is quoted on the OTCPink quotation system operated by the OTC Markets Group, which does not impose any director independence requirements. Under NASDAQ Rule 5605(a)(2), a director is not independent if he or she is also an executive officer or employee of the corporation or was, at any time during the past three years, employed by the corporation. Using this definition of independent director, we currently have no independent directors because Mr. Loosdrecht is our president, CEO, chief financial officer, treasurer and our sole director.

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

Aggregate fees for professional services rendered to our compay by Malone Bailey LLP, our independent registered public accounting firm, for the years ended April 30, 2016 and 2015 are set forth below:

Financial Statements for the
Year Ended April 30	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2016	$10,000	$0	$0	$0
2015	$4,000	$0	$0	$0

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

Financial Statements (See Item 8)

(b) Exhibits

Exhibit
Number	Description

(3)	Articles of Incorporation and Bylaws
3.1(1)	Articles of Incorporation
3.2(2)	Amended Bylaws
(10)	Material Contracts
10.1(3)	Arrangement Agreement with Garmatex
10.2(3)	Form of Lock-Up Agreement with Garmatex Securityholders
10.3(4)	Form of Secured and Subordinated Loan Agreement with Garmatex
10.2(5)	Form of Warrant Certificate
10.2(5)	Form of Subscription Agreement
10.3(6)	Form of Promissory Note
(16)	Letter re Change in Certifying Accountant
16.1(3)	Letter from De Joya Griffith, LLC dated May 21, 2015
(31)	Rule 13a-14 Certifications
31.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(32)	Section 1350 Certifications
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(101)	Interactive Data File
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

* Filed herewith.

(1)	Filed as an exhibit to our registration statement on Form S-1 as filed on June 20, 2014 and incorporated herein by reference.

(2)	Filed as an exhibit to our current report on Form 8-K as filed on July 26, 2016 and incorporated herein by reference.

(3)	Filed as an exhibit to our current report on Form 8-K as filed on May 25, 2016 and incorporated herein by reference.

(4)	Filed as an exhibit to our current report on Form 8-K as filed on May 18, 2016 and incorporated herein by reference.

(5)	Filed as an exhibit to our current report on Form 8-K as filed on March 16, 2016 and incorporated herein by reference.

(6)	Filed as an exhibit to our quarterly report on Form 10-Q as filed on March 9, 2016 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OAXACA RESOURCES CORP.

By: /s/ Devon Loosdrecht
Devon Loosdrecht
Chief Executive Officer, Chief Financial Officer, President,
Secretary, Treasurer and sole Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Devon Loosdrecht
Devon Loosdrecht
Chief Executive Officer, Chief Financial Officer, President,
Secretary, Treasurer, and sole Director

Date: August 10, 2016