Form 10-Q
period 2016-07-31
GARMATEX HOLDINGS LTD.
filed 2016-09-14
CIK 1606364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 2016

[   ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission File Number: 333-196921

GARMATEX HOLDINGS LTD.
(Exact name of registrant as specified in its charter)

Nevada	36-4752858
(State or other jurisdiction of incorporation	(I.R.S. Employer Identification No.)
or organization)

7458 Allison Place
Chilliwack, British Columbia, Canada	V4Z 1Z7
(Address of principal executive offices)	(Zip Code)

(778) 823-3104
Registrant’s telephone number, including area code

Oaxaca Resources Corp.
(Former name, former address and former fiscal year, if changed since last report)

Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days
Yes [X]        No [   ]

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
Yes [X]        No [   ]

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of September 14 2016, there were 33,169,118 shares of common stock outstanding.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes [   ]        No [X]

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our consolidated financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of July 31, 2016 (unaudited) and April 30, 2016;
F-2	Consolidated Statements of Operations for the three months ended July 31, 2016 and 2015(unaudited);
F-3	Consolidated Statements of Stockholders’ Deficit for the three months ended July 31, 2016 (unaudited);
F-4	Consolidated Statements of Cash Flows for the three months ended July 31, 2016 and 2015 (unaudited);
F-4	Notes to Consolidated Financial Statements (unaudited).

These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended July 31, 2016 are not necessarily indicative of the results that can be expected for the full year.

GARMATEX HOLDINGS LTD.
(formerly known as Oaxaca Resources Corp.)

CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended July 31, 2016 and 2015

GARMATEX HOLDINGS LTD.
(formerly known as Oaxaca Resources Corp.)
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	July 31,	April 30,
	2016	2016

ASSETS

Current
Cash	$3,999	$51
Due from related party – Note 3 and 4	460,528	79,776

Total current assets	464,527	79,827

Total assets	$464,527	$79,827

LIABILITIES

Current
Accounts payable and accrued liabilities	$11,440	$8,000
Notes payable	-	79,776
Total current liabilities	11,440	87,776

Long term liabilities
Accrued interest payable – Note 4	4,274	3,659
Promissory notes payable – Note 4	40,700	40,700
Total long term liabilities	44,974	44,359

Total liabilities	56,414	132,135

STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred stock, $0.001 par value 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value – Note 5 1,125,000,000 shares authorized 32,750,000 and 31,500,000 shares issued and outstanding, respectively	32,750	31,500
Share subscriptions payable	138,531	-
Share subscriptions receivable	(38,929)	-
Additional paid in capital	414,807	25,460
Accumulated deficit	(139,046)	(109,268)

Total stockholders’ equity (deficit)	408,113	(52,308)

Total liabilities & stockholders’ equity (deficit)	$464,527	$79,827

SEE ACCOMPANYING NOTES THAT ARE AN INTEGRAL PART OF THESE
CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

GARMATEX HOLDINGS LTD.
(formerly known as Oaxaca Resources Corp.)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	July 31, 2016	July 31, 2015

Operating expenses	$33,970	$17,321

Operating loss	(33,970)	(17,321)

Other income (expense)
Interest income – Note 3	4,807	-
Interest expense – Note 4	(615)	(479)
Total other income (expense)	4,192	(479)

Net loss	$(29,778)	$(17,800)

Basic net loss per common share- basic and diluted	$(0.001)	$(0.001)

Weighted average number of common shares outstanding – basic and diluted	32,316,656	32,347,825

SEE ACCOMPANYING NOTES THAT ARE AN INTEGRAL PART OF THESE
CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

GARMATEX HOLDINGS LTD.
(formerly known as Oaxaca Resources Corp.)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
For the three months ended July 31, 2016
(Unaudited)

			Additional
			Paid in	Subscriptions	Subscriptions	Accumulated
	Common Shares		Capital	Receivable	Payable	Deficit	Total
	Number	Amount

Balance, April 30, 2016	31,500,000	$31,500	$25,460	$-	$-	$(109,268)	$(52,308)

Shares issued for cash loaned to related party:	1,000,000	1,000	270,892	-	-	-	271,892
Shares issued for note payable:	250,000	250	79,526	-	-	-	79,776
Subscription receivable:	-	-	38,929	(38,929)	-	-	-
Subscription payable:	-	-	-	-	138,531	-	138,531
Net loss	-	-	-	-	-	(29,778)	(29,778)

Balance, July 31, 2016	32,750,000	$32,750	$414,807	$(38,929)	$138,531	$(139,046)	$408,113

SEE ACCOMPANYING NOTES THAT ARE AN INTEGRAL PART OF THESE
CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

GARMATEX HOLDINGS LTD.
(formerly known as Oaxaca Resources Corp.)
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	For the Three Months Ended
	July 31, 2016	July 31, 2015
Cash flows used in operating activities
Net loss	$(29,778)	$(17,800)
Adjustments to reconcile net loss to net cash used in
operating activities:
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	29,397	10,478
Interest receivable	(4,807)	-
Accrued long term interest payable	615	479

Net cash used in operating activities	(4,573)	(6,843)

Cash flows from investing activities
Advanced to related party	(130,010)	-

Net cash used in investing activities	(130,010)	-

Cash flows from financing activities
Cash received for common stocks to be issued	138,531	-
Due to related party	-	7,500

Net cash provided by financing activities	138,531	7,500

Increase in cash during the period	3,948	657

Cash, beginning of the period	51	58

Cash, end of the period	$3,999	$715

Supplemental information

Non-cash financing and investing activities
Common stock issued for note payable	$79,776	$-
Common stock issued for cash loaned to related party	$271,892	$-
Common stock subscription receivable	$38,929	$-
Operating expenses paid directly by related party	$19,805	$-

Interest and taxes paid in cash	$-	$-

SEE ACCOMPANYING NOTES THAT ARE AN INTEGRAL PART OF THESE
CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

GARMATEX HOLDINGS LTD.
(formerly known as Oaxaca Resources Corp.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2016
(Unaudited)

Note 1	Basis of Presentation

While the information presented in the accompanying interim consolidated financial statements for the three months ended July 31, 2016 and 2015 is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim period presented in accordance with the accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements (and notes thereto) for the years ended April 30, 2016 and 2015 included elsewhere in the Company’s 10K.

Operating results for the three months ended July 31, 2016 are not necessarily indicative of the results that can be expected for the year ending April 30, 2017.

Note 2	Nature of Operations and Ability to Continue as a Going Concern

On August 15, 2016, the Company changed its corporate name from Oaxaca Resources Inc. to Garmatex Holdings Ltd. Oaxaca Resources Corp. (the “Company”) was incorporated in the State of Nevada, United States of America on April 9, 2014. The Company was formed for the purpose of acquiring and developing mineral properties. The Company’s year-end is April 30.

These interim unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these interim consolidated financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. The Company has yet to achieve profitable operations, has an accumulated deficit of $139,046 and expects to incur further losses in the development of its business, all of which raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing from shareholders or other sources to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available or on acceptable terms, if at all. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

GARMATEX HOLDINGS LTD.
Notes to the Consolidated Financial Statements
July 31, 2016

On April 8, 2016, the Company entered into a definitive Arrangement Agreement with Garmatex Technologies, Inc., a private company incorporated under the laws of the Province of British Columbia, Canada ("Garmatex"), pursuant to which the Company has agreed to acquire all of the issued and outstanding securities of Garmatex in exchange for equivalent securities of the Company by way of a statutory arrangement (the “Arrangement”) pursuant to the Business Corporations Act (British Columbia). The purpose of the Arrangement is for the Company, through the acquisition of Garmatex, to engage in Garmatex’s business of developing and supplying scientifically-engineered fabric technologies. As of the quarter ending July 31, 2016, this agreement has not yet been satisfied.

Effective August 15, 2016, the Company effected a forward stock split (the “Company Forward Stock Split”) on the basis of 12.5:1. As such, the Company’s authorized capital was increased from 90,000,000 shares of common stock, par value $0.001 to 1,125,000,000 shares of common stock, par value $0.001 and all shares of common stock issued and outstanding were increased on the basis of twelve and one half new shares for each one old shares. These interim consolidated financial statements give retroactive effect to such forward split and all share and per share amounts have been adjusted accordingly.

Note 3	Related Party Transactions

Management considers all directors, officers and persons with a significant influence over the operations of the Company to be related parties.

During the year ended April 30, 2015, the Company’s former President loaned $5,000 to the Company and the Company issued a promissory note in the amount of $5,000. The promissory note is unsecured, bears interest at 6% per annum, and matures on December 31, 2018. As of the year ended April 30, 2016, this note payable and a $22,000 note payable from fiscal 2014 were no longer classified as related party and reclassified to third party note payable.

During the year ended April 30, 2016, a company with a former common director loaned a total of $7,600 to the Company in exchange for the issuance by the Company of promissory notes in the aggregate amount of $7,600. The promissory notes are unsecured, bear interest at 6% per annum, and mature on December 31, 2018.This loan was assigned to the former President during April 30, 2016 and is a part of the $40,700 note payable due as of April 30, 2016, see note 4.

On April 22, 2016, the Company received a promissory note in the amount of CDN$100,000 (US$79,776) from Garmatex Technologies, pursuant to the secured and subordinated loan agreement dated April 8, 2016. The notes were bearing interest at 5% per annum and payable semi-annually prior to maturity. Repayment of the notes, together with all outstanding interest accrued, will be due and payable on the earlier of; (a) nine months from the advancement date, (b) the closing of the Arrangement Transactions, and (c) 90 calendar days from the termination of the LOI or any formal Arrangement Transaction agreement which supersedes the LOI. The lender at all times has right to convert any portion of the principal and interest outstanding into securities of the Borrower.

During the three months ended July 31, 2016, the Company received promissory notes in the aggregate amount of CDN$521,058 (US$401,902) from Garmatex Technologies, pursuant to the secured and subordinated loan agreement dated April 8, 2016. The notes were bearing interest at 5% per annum and payable semi-annually prior to maturity. Repayment of the notes, together with all outstanding interest accrued, will be due and payable on the earlier of; (a) nine months from the advancement date, (b) the closing of the Arrangement Transactions, and (c) 90 calendar days from the termination of the LOI or any formal Arrangement Transaction agreement which supersedes the LOI. The lender at all times has right to convert any portion of the principal and interest outstanding into securities of the Borrower.

GARMATEX HOLDINGS LTD.
Notes to the Consolidated Financial Statements
July 31, 2016

During the three months ended July 31, 2016, under the above agreement the Company recorded due from related party of $271,892 for cash received directly by Garmatex Technologies on behalf of the Company for common shares sold and $130,010 advanced to Garmatex Technologies. Additionally, there were repayments of $25,957, pursuant to notes receivable of $481,678, of which $19,805 was to pay for operating expenses on behalf of the Company in the current year and $6,152 was used for payments of accounts payable on behalf of the Company. As of July 31, 2016, the balance of notes receivable was $455,721.

During the three months ended July 31, 2016, the Company recorded interest income of $4,807 (2015 - $nil) pursuant to notes receivable of $481,678. Total accrued interest on all outstanding notes receivable as of July 31, 2016 was $4,807 (April 30, 2016 - $nil).

During the year ended April 30, 2016, our principal executive offices were provided to us at no cost by the Company CEO, president, chief financial officer, treasurer and sole director.

Note 4	Notes Payable

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

On April 22, 2016, the Company entered into a subscription agreement to issue 250,000 shares of common stock in the Company at a price of CDN$0.40 per common share for proceeds of CDN$100,000 which are being held in trust by Garmatex Technologies. As of April 30, 2016, outstanding share subscriptions had not yet been issued by the Company as such the Company has a note payable due to the subscriber of CDN$100,000 (US$79,776). Pursuant to the subscription agreement dated June 17, 2016, the subscription was accepted by the Company and the shares were issued on June 3, 2016 and is therefore no longer accounted for as a note payable.

During the three months ended July 31, 2016, the Company charged interest expense of $615 (2015 - $479) pursuant to notes payable of $40,700. Total accrued interest on all outstanding notes payable as of July 31, 2016 was $4,274 (April 30, 2016 - $3,659).

Note 5	Capital Stock

a) Authorized share capital

GARMATEX HOLDINGS LTD.
Notes to the Consolidated Financial Statements
July 31, 2016

The authorized common stock of the Company consists of 1,125,000,000 shares of common stock with par value of $0.001 and 10,000,000 shares of preferred stock with a par value of $0.001. As of July 31, 2016, the Company had 32,750,000 shares of common stock and no shares of preferred stock outstanding.

b)   Issued share capital

On June 3, 2016, the Company issued 1,000,000 common shares of the Company at a price of $0.40 CAD per Unit for aggregate proceeds of $400,000 CDN ($310,821 USD) pursuant to a private placement agreement. The proceeds of $271,892 USD were received directly by Garmatex Technologies, Inc. on behalf of the Company and recorded as due from related party, see note 3. As of July 31, 2016, $50,000 CDN ($38,929 USD) remains outstanding to be received and is presented as a subscription receivable

On June 3, 2016, the Company issued 250,000 common shares of the Company at a price of $0.40 CAD per Unit to satisfy a note payable in the amount of $100,000 CDN ($79,776 USD) which was due as of April 30, 2016, see note 4.

c)   Shares to be issued

On July 17, 2016, the Company agreed to issue 125,000 common shares at a price of $0.40 CDN per common share for consideration of $50,000 CDN ($38,531 USD) pursuant to a subscription agreement. These shares were issued subsequent to July 31, 2016 and are included in equity at July 31, 2016 as shares subscriptions payable.

On July 28, 2016, the Company agreed to issue 294,118 common shares at a price of $0.34 per common share for consideration of $100,000 pursuant to a subscription agreement. These shares were issued subsequent to July 31, 2016 and are included in equity at July 31, 2016 as shares subscriptions payable.

d)   Warrants

At July 31, 2016, the Company had 834,559 share purchase warrants outstanding as follows:

	Exercise	Expiry
Number	Price	Date
625,000	$0.60	June 17, 2018
62,500	$0.60	July 17, 2018
147,059	$0.60	July 28, 2018

834,559

During the three months ended July 31, 2016, the Company issued an aggregate of 834,559 warrants, along with the 1,250,000 common stock issued for cash, exercisable at a weighted average exercise price of $0.60 per share for a period of two years from the date of issuance, pursuant to subscription agreements. Each warrant entitles the holder the right to purchase one common share.

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

We are currently seeking new business opportunities with established business entities to affect a merger or other form of business combination with our company. On April 8, 2016, we entered into an arrangement agreement (the “Arrangement Agreement”) with Garmatex Technologies, Inc. (“Garmatex”), a private company incorporated under the laws of the Province of British Columbia, pursuant to which we have agreed to acquire all of the outstanding securities of Garmatex in exchange for the issuance of equivalent securities of our company by way of a statutory arrangement (the “Arrangement”) under the Business Corporations Act (British Columbia). In the event that the Arrangement is successfully completed, we will commence operating Garmatex’s business, which is the development and supply of scientifically engineered fabric technologies. As of the date of this report, this agreement has not closed as subjects to this agreement have not yet been met.

Completion of the Arrangement is subject to a number of conditions as in the Arrangement Agreement. There can be no assurance that the Arrangement will be completed as proposed or at all. In the event that the Arrangement is not successfully completed, we expect that we will continue to seek out new business opportunities. We anticipate that any new acquisition or business opportunity that we may be party to will require additional financing. There can be no assurance, however, that we will be able to acquire the financing necessary to enable us to pursue our plan of operation and enter into such an agreement. If we require additional financing and we are unable to obtain such funds, our business will fail.

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

Results of Operations for the three months ended July 31, 2016.

We generated no revenues for the three months ending July 31, 2016 and 2015. We do not expect to generate revenues until we have established a new business plan and operations and successfully implemented such business plan.

We incurred operating expenses of $33,970 for the three months ended July 31, 2016, compared with operating expenses of $17,321 for the three months ended July 31, 2015. The most significant changes in operating expenses comprised of consulting fees paid of $13,968 (2015 - $nil). The difference between periods was attributable to the changing of directors and officers, the issuing of common shares through subscription agreements, and increased consulting fees associated with seeking new business opportunities, including the proposed Arrangement with Garmatex.

We incurred other income (expenses) of $4,192 for the three months ended July 31, 2016, as compared to ($479) for the three months ended July 31, 2015. Our other expenses consisted of interest expense of $615 (2015-$479) and interest income of $4,807 (2015 - $nil). Interest expense for 2016 and 2015 included $615 and $479, respectively, to reflect the interest accrued on promissory notes issued during the periods.

We incurred a net loss of $29,778 for the three months ended July 31, 2016, as compared with a net loss of $17,800 for the prior year.

Liquidity and Capital Resources

As of July 31, 2016, we had total current assets of $464,527, consisting of cash in the amount of $3,999, and due from related party notes of $460,528. We had current liabilities of $11,440 as of July 31, 2016. Accordingly, we had working capital of $453,087 as of July 31, 2016.

Operating Activities

Operating activities used $4,573 in cash for the three months ended July 31, 2016 as compared to $6,843 used in for the prior three months ended July 31, 2015. The decrease in cash was attributable to the increase in net loss and decrease in accounts payable for the three months ended.

Investing Activities

Investing activities used cash of $130,010 for the three months ended July 31, 2016 as compared to $nil for the three months ended July 31, 2015. The increase in the use of cash was due to the advance of funds to Garmatex Technologies.

Financing Activities

Financing activities provided cash of $138,531 for the three months ended July 31, 2016, as compared to $7,500 for the three months ended July 31, 2015, which comprised of $138,531 in funds received for common stock in the Company and $7,500 in related party borrowing in 2015.

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

Going Concern

Our financial statements have been prepared assuming that we will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have incurred cumulative losses of $139,046 through July 31, 2016, expect to incur further losses in the development of our new business and have been dependent on funding operations through the issuance of convertible debt and private sale of equity securities. These conditions raise substantial doubt about our ability to continue as a going concern. Management’s plans include continuing to finance operations through the private or public placement of debt and/or equity securities and the reduction of expenditures. However, no assurance can be given at this time as to whether we will be able to achieve these objectives.

As discussed in the notes to our unaudited consolidated financial statements, we have no established source of revenue. This has raised substantial doubt for our auditors about our ability to continue as a going concern. Without realization of additional capital, it would be unlikely for us to continue as a going concern.

Off Balance Sheet Arrangements

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

Our principal executive officer and principal financial officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2016. Based on this evaluation he concluded that, as of July 31, 2016, our disclosure controls and procedures were not effective such that the information relating to us that is required to be disclosed in our SEC reports: (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms; and (ii) is accumulated and communicated to our management, including our principal executive and financial officer, to allow timely decisions regarding required disclosure.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

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

We had cash and cash equivalents in the amount of $51 and working capital of $(7,949) as of April 30, 2016. We anticipate that we will require additional financing while we are seeking a suitable business opportunity or business combination. Further, we anticipate that we will not have sufficient capital to fund our ongoing operations for the next twelve months. We would likely secure any additional financing necessary through a private placement of our common stock. There can be no assurance that any financing will be available to us, or, even if it is, if it will be offered on terms and conditions acceptable to us. Our inability to obtain additional financing in a sufficient amount when needed and upon terms and conditions acceptable to us, could have a material adverse effect upon our company. If additional funds are raised by issuing equity securities, dilution to existing or future shareholders will result. If adequate funds are not available on acceptable terms when needed, we may be required to delay, scale back or eliminate the development of any business opportunity that we may acquire.

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

We are authorized to issue up to 1,125,000,000 shares of common stock, of which 33,169,118 shares of common stock were issued and outstanding as of September 14, 2016. Our board of directors has the authority to cause us to issue additional shares of common stock without consent of our stockholders. Consequently, stockholders may experience dilution in their ownership of our stock in the future.

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

Date: September 14, 2016