Form 10-Q
period 2016-10-31
GARMATEX HOLDINGS LTD.
filed 2016-12-12
CIK 1606364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2016

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

(778) 823-3104
Registrant’s telephone number, including area code

n/a
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
Yes [X]        No [   ]

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of December 12, 2016, there were 35,392,641 shares of common stock outstanding.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes [   ]        No [X]

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our consolidated financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of October 31, 2016 (unaudited) and April 30, 2016;
F-2	Consolidated Statements of Operations for the three and six months ended October 31, 2016 and 2015 (unaudited);
F-3	Consolidated Statements of Stockholders’ Deficit for the six months ended October 31, 2016 (unaudited);
F-4	Consolidated Statements of Cash Flows for the six months ended October 31, 2016 and 2015 (unaudited);
F-4	Notes to Consolidated Financial Statements (unaudited).

These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended October 31, 2016 are not necessarily indicative of the results that can be expected for the full year.

GARMATEX HOLDINGS LTD.
(formerly known as Oaxaca Resources Corp.)

UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Three and Six Months Ended October 31, 2016 and 2015

GARMATEX HOLDINGS LTD.
(formerly known as Oaxaca Resources Corp.)
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	October 31,	April 30,
	2016	2016

ASSETS
Current
Cash	$409	$51
Due from related party – Note 3 and 4	500,147	79,776

Total current assets	500,556	79,827

Total assets	$500,556	$79,827

LIABILITIES

Current
Accounts payable and accrued liabilities	$7,678	$8,000
Notes payable	-	79,776
Total current liabilities	7,678	87,776

Long term liabilities
Accrued interest payable – Note 4	4,890	3,659
Promissory notes payable – Note 4	40,700	40,700
Total long term liabilities	45,590	44,359

Total liabilities	53,268	132,135

STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred stock, $0.001 par value 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value – Note 5 1,125,000,000 shares authorized 33,392,641 and 31,500,000 shares issued and outstanding, respectively	33,393	31,500
Share subscriptions receivable	(38,929)	-
Additional paid in capital	628,695	25,460
Accumulated deficit	(175,871)	(109,268)

Total stockholders’ equity (deficit)	447,288	(52,308)

Total liabilities & stockholders’ equity (deficit)	$500,556	$79,827

SEE ACCOMPANYING NOTES THAT ARE AN INTEGRAL PART OF THESE
CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

GARMATEX HOLDINGS LTD.
(formerly known as Oaxaca Resources Corp.)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	October 31		October 31
	2016	2015	2016	2015
Operating expenses
Audit and accounting fees	$5,387	$2,840	$8,561	$10,230
Bank charges	147	36	160	76
Consulting fees	2,285	-	16,253	-
Foreign exchange	13,510	-	19,422	3
Legal fees	11,152	6,300	14,423	14,238
Office expenses	-	-	-	500
Transfer and filing fees	9,630	610	17,262	2,060

Total operating loss	(42,111)	(9,786)	(76,081)	(27,107)

Interest income – Note 3	5,902	-	10,709	-
Interest expense – Note 4	(616)	(502)	(1,231)	(981)
Total other income (expense)	5,286	(502)	9,478	(981)

Net loss	$(36,825)	$(10,288)	$(66,603)	$(28,088)

Basic and diluted net loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding – basic and diluted	33,163,950	31,500,000	32,630,888	31,923,913

SEE ACCOMPANYING NOTES THAT ARE AN INTEGRAL PART OF THESE
CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

GARMATEX HOLDINGS LTD.
(formerly known as Oaxaca Resources Corp.)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
For the six months ended October 31, 2016
(Unaudited)

			Additional
			Paid in	Subscriptions	Accumulated
	Common Shares		Capital	Receivable	Deficit	Total
	Number	Amount

Balance, April 30, 2016	31,500,000	$31,500	$25,460	$-	$(109,268)	$(52,308)

Shares issued for cash loaned to related party:	1,000,000	1,000	270,892	-	-	271,892
Shares issued for note payable:	250,000	250	79,526	-	-	79,776
Shares issued for cash:	642,641	643	213,888	-	-	214,531
Subscription receivable:	-	-	38,929	(38,929)	-	-
Net loss	-	-	-	-	(66,603)	(66,603)

Balance, October 31, 2016	33,392,641	$33,393	$628,695	$(38,929)	$(175,871)	$447,288

SEE ACCOMPANYING NOTES THAT ARE AN INTEGRAL PART OF THESE
CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

GARMATEX HOLDINGS LTD.
(formerly known as Oaxaca Resources Corp.)
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	For the Six Months Ended
	October 31,	October 31,
	2016	2015
Cash flows used in operating activities
Net loss	$(66,603)	$(28,088)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	44,218	16,968
Prepaid expenses	-	(1,000)
Interest receivable	(10,709)	-
Accrued long term interest payable	1,231	981

Net cash used in operating activities	(31,863)	(11,139)

Cash flows used in investing activities
Advanced to related party	(182,310)	-

Net cash used in investing activities	(182,310)	-

Cash flows from financing activities
Cash received for common stocks	214,531	-
Proceeds from due to related party notes	-	7,600
Proceeds from note payable	-	3,600

Net cash provided by financing activities	214,531	11,200

Increase in cash during the period	358	61
Cash, beginning of the period	51	58

Cash, end of the period	$409	$119

Supplemental information

Non-cash financing and investing activities
Common stock issued for note payable	$79,776	$-
Common stock issued for cash loaned to related party	$271,892	$-
Common stock subscription receivable	$38,929	$-
Operating expenses paid directly by related party	$19,805	$-
Reallocation from Capital stock to Additional paid in capital upon the return to treasury of 480,000 shares of common stock for $nil consideration.		$480

Interest and taxes paid in cash	$-	$-

SEE ACCOMPANYING NOTES THAT ARE AN INTEGRAL PART OF THESE
CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

GARMATEX HOLDINGS LTD.
(formerly known as Oaxaca Resources Corp.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2016
(Unaudited)

Note 1	Basis of Presentation

While the information presented in the accompanying interim consolidated financial statements for the three and six months ended October 31, 2016 and 2015 is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim period presented in accordance with the accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements (and notes thereto) for the years ended April 30, 2016 and 2015 included elsewhere in the Company’s 10K filed with the SEC on August 8, 2016. .

Operating results for the three and six months ended October 31, 2016 are not necessarily indicative of the results that can be expected for the year ending April 30, 2017.

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

These interim unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these interim unaudited consolidated financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. The Company has yet to achieve profitable operations, has an accumulated deficit of $175,871 and expects to incur further losses in the development of its business, all of which raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing from shareholders or other sources to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available or on acceptable terms, if at all. The interim unaudited consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

GARMATEX HOLDINGS LTD.
Notes to the Unaudited Consolidated Financial Statements
October 31, 2016

On April 8, 2016, the Company entered into a definitive Arrangement Agreement with Garmatex Technologies, Inc., a private company incorporated under the laws of the Province of British Columbia, Canada ("Garmatex"), pursuant to which the Company has agreed to acquire all of the issued and outstanding securities of Garmatex in exchange for equivalent securities of the Company by way of a statutory arrangement (the “Arrangement”) pursuant to the Business Corporations Act (British Columbia). The purpose of the Arrangement is for the Company, through the acquisition of Garmatex, to engage in Garmatex’s business of developing and supplying scientifically-engineered fabric technologies. As of the quarter ending October 31, 2016, this agreement is still in progress and has not yet been satisfied.

Effective August 15, 2016, the Company effected a forward stock split (the “Company Forward Stock Split”) on the basis of 12.5:1. As such, the Company’s authorized capital was increased from 90,000,000 shares of common stock, par value $0.001 to 1,125,000,000 shares of common stock, par value $0.001 and all shares of common stock issued and outstanding were increased on the basis of twelve and one half new shares for each one old shares. These interim unaudited consolidated financial statements give retroactive effect to such forward split and all share and per share amounts have been adjusted accordingly.

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

During the six months ended October 31, 2016, the Company received promissory notes in the aggregate amount of CDN$589,859 (US$409,662) from Garmatex Technologies, pursuant to the secured and subordinated loan agreement dated April 8, 2016. The notes were bearing interest at 5% per annum and payable semi-annually prior to maturity. Repayment of the notes, together with all outstanding interest accrued, will be due and payable on the earlier of; (a) nine months from the advancement date, (b) the closing of the Arrangement Transactions, and (c) 90 calendar days from the termination of the LOI or any formal Arrangement Transaction agreement which supersedes the LOI. The lender at all times has right to convert any portion of the principal and interest outstanding into securities of the Borrower.

GARMATEX HOLDINGS LTD.
Notes to the Unaudited Consolidated Financial Statements
October 31, 2016

During the six months ended October 31, 2016, under the above agreement the Company recorded due from related party of $271,892 for cash received directly by Garmatex Technologies on behalf of the Company for common shares sold and $182,310 advanced to Garmatex Technologies. Additionally, there were repayments of $44,540, pursuant to notes receivable of $533,978 of which $19,805 was to pay for operating expenses on behalf of the Company in the current year and $24,735 was used for payments of accounts payable on behalf of the Company. As of October 31, 2016, the balance of notes receivable was $489,438.

During the six months ended October 31, 2016, the Company recorded interest income of $10,709 (2015 - $nil) pursuant to notes receivable of $533,978 before repayments. Total accrued interest on all outstanding notes receivable as of October 31, 2016 was $10,709 (April 30, 2016 - $nil).

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

During the six months ended October 31, 2016, the Company charged interest expense of $1,231 (2015 - $981) pursuant to notes payable of $40,700. Total accrued interest on all outstanding notes payable as of October 31, 2016 was $4,890 (April 30, 2016 - $3,659).

GARMATEX HOLDINGS LTD.
Notes to the Unaudited Consolidated Financial Statements
October 31, 2016

Note 5	Capital Stock

a) Authorized share capital

The authorized common stock of the Company consists of 1,125,000,000 shares of common stock with par value of $0.001 and 10,000,000 shares of preferred stock with a par value of $0.001. As of October 31, 2016, the Company had 33,392,641 shares of common stock and no shares of preferred stock outstanding.

b) Issued share capital

On June 3, 2016, the Company issued 1,000,000 common shares of the Company at a price of $0.40 CAD per Unit for aggregate proceeds of $400,000 CDN ($310,821 USD) pursuant to a private placement agreement. The proceeds of $271,892 USD were received directly by Garmatex Technologies, Inc. on behalf of the Company and recorded as due from related party, see note 3. As of October 31, 2016, $50,000 CDN ($38,929 USD) remains outstanding to be received and is presented as a subscription receivable

On June 17, 2016, the Company issued 250,000 common shares of the Company at a price of $0.40 CAD per Unit to satisfy a note payable in the amount of $100,000 CDN ($79,776 USD) which was due as of April 30, 2016, see note 4.

On August 15, 2016, the Company issued 125,000 common shares at a price of $0.40 CDN per common share for consideration of $50,000 CDN ($38,531 USD) pursuant to a subscription agreement.

On August 15, 2016, the Company issued 294,112 common shares at a price of $0.34 per common share for consideration of $100,000 pursuant to a subscription agreement.

On October 5, 2016, the Company issued 223,529 common shares at a price of $0.34 per common share for consideration of $76,000 pursuant to a subscription agreement.

c) Warrants

At October 31, 2016, the Company had 946,321 share purchase warrants outstanding as follows:

	Exercise	Expiry
Number	Price	Date
625,000	$0.60	June 17, 2018
62,500	$0.60	July 17, 2018
147,056	$0.60	July 28, 2018
111,765	$0.60	October 3, 2018

946,321

During the six months ended October 31, 2016, the Company issued an aggregate of 946,321 warrants, along with the 1,892,641 common stock issued for cash, exercisable at a weighted average exercise price of $0.60 per share for a period of two years from the date of issuance, pursuant to subscription agreements. Each warrant entitles the holder the right to purchase one common share.

GARMATEX HOLDINGS LTD.
Notes to the Unaudited Consolidated Financial Statements
October 31, 2016

Note 6	Subsequent Events

On November 22, 2016, the Company completed a private placement agreement pursuant to which it issued 2,000,000 Units at a price of $0.05 per Unit for consideration of $100,000. Each Unit consisted of one Share and one-half of one non-transferable common stock purchase warrant, with each warrant entitling the holder to acquire one additional Share a price of $0.60 per share for a period of two years from closing, that is, until November 22, 2018.

On November 24, 2016, the Company received a promissory note in the amount of CDN$128,720.66 (US$95,852.75) from Garmatex Technologies, pursuant to the secured and subordinated loan agreement dated April 8, 2016. The notes were bearing interest at 5% per annum and payable semi-annually prior to maturity. Repayment of the notes, together with all outstanding interest accrued, will be due and payable on the earlier of; (a) nine months from the advancement date, (b) the closing of the Arrangement Transactions, and (c) 90 calendar days from the termination of the LOI or any formal Arrangement Transaction agreement which supersedes the LOI. The lender at all times has right to convert any portion of the principal and interest outstanding into securities of the Borrower.

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

Results of Operations for the three and six months ended October 31, 2016.

We generated no revenues for the six months ending October 31, 2016 and 2015. We do not expect to generate revenues until we have established a new business plan and operations and successfully implemented such business plan.

Three months ended October 31, 2016 compared to three months ended October 31, 2015

We incurred operating expenses of $42,111 for the three months ended October 31, 2016, compared with operating expenses of $9,786 for the three months ended October 31, 2015. The most significant changes in operating expenses comprised of foreign exchange of $13,510 (2015 - $nil) and filing fees of $9,630 (2015 - $610). The difference between periods was attributable to the foreign exchange on promissory notes received from Garmatex Technologies in the aggregate amount of CDN$68,802 (US$51,322), the issuing of common shares through subscription agreements, and increased filing fees due to the merger, name change, forward split, and annual filings with SEDAR.

We incurred other income (expenses) of $5,286 for the three months ended October 31, 2016, as compared to ($502) for the three months ended October 31, 2015. Our other expenses consisted of interest expense of $616 (2015-$502) and interest income of $5,902 (2015 - $nil). Interest expense for 2016 and 2015 included $616 and $502, respectively, to reflect the interest accrued on promissory notes issued during the periods.

We incurred a net loss of $36,825 for the three months ended October 31, 2016, as compared with a net loss of $10,288 for the prior year three-month period.

Six months ended October 31, 2016 compared to six months ended October 31, 2015

We incurred operating expenses of $76,081 for the six months ended October 31, 2016, compared with operating expenses of $27,107 for the six months ended October 31, 2015. The most significant changes in operating expenses comprised of consulting fees of $16,253 (2015 - $nil) and foreign exchange of $19,422 (2015 - $3). The difference between periods was mostly attributable to a one-time fee for a mining consultants firm as well as the addition of monthly consulting fees to the President of the Company which were not present in the prior comparable period. The difference is also attributable to the foreign exchange on promissory notes received from Garmatex Technologies in the aggregate amount of CDN$589,859 (US$409,662), the issuing of common shares through subscription agreements, and increased filing fees due to the merger, name change, forward split, and annual filings with SEDAR.

We incurred other income (expenses) of $9,478 for the six months ended October 31, 2016, as compared to ($981) for the six months ended October 31, 2015. Our other expenses consisted of interest expense of $1,231 (2015-$981) and interest income of $10,709 (2015 - $nil). Interest expense for 2016 and 2015 included $1,231 and $981, respectively, to reflect the interest accrued on promissory notes issued during the periods.

We incurred a net loss of $66,603 for the six months ended October 31, 2016, as compared with a net loss of $28,088 for the prior year six-month period.

Liquidity and Capital Resources

As of October 31, 2016, we had total current assets of $500,556, consisting of cash in the amount of $409 and due from related party notes of $500,147. We had current liabilities of $7,678 as of October 31, 2016. Accordingly, we had working capital of $492,878 as of October 31, 2016.

Operating Activities

Operating activities used $31,863 in cash for the six months ended October 31, 2016 as compared to $11,139 used for the prior six months ended October 31, 2015. The decrease in cash was attributable to the increase in net loss and increase to interest receivable.

Investing Activities

Investing activities used cash of $182,310 for the six months ended October 31, 2016 as compared to $nil for the six months ended October 31, 2015. The increase in the use of cash was due to the advance of funds to Garmatex Technologies.

Financing Activities

Financing activities provided cash of $214,531 for the six months ended October 31, 2016, as compared to $11,200 for the six months ended October 31, 2015, which comprised of $214,531 in funds received for common stock in the Company and $11,200 in related and third party borrowings in 2015.

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

Going Concern

Our financial statements have been prepared assuming that we will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have incurred cumulative losses of $175,871 through October 31, 2016, expect to incur further losses in the development of our new business and have been dependent on funding operations through the issuance of convertible debt and private sale of equity securities. These conditions raise substantial doubt about our ability to continue as a going concern. Management’s plans include continuing to finance operations through the private or public placement of debt and/or equity securities and the reduction of expenditures. However, no assurance can be given at this time as to whether we will be able to achieve these objectives.

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

Recently Issued Accounting Pronouncements

In November 2015, FASB issued Accounting Standards Update No. 2015-17 Income Taxes: Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”). ASU 2015-17 eliminates the requirement to bifurcate deferred taxes between current and non-current on the balance sheet and requires that deferred tax liabilities and assets be classified as noncurrent on the balance sheet. ASU 2015-17 is effective for public entities in fiscal years beginning after December 15, 2016, and for interim periods within those fiscal years. The amendments for ASU-2015-17 can be applied retrospectively or prospectively and early adoption is permitted. The adoption of this standard is not expected to have a material impact for any period presented.

Management does not believe that any other recently issued, but not yet effective, accounting standard if currently adopted would have a material effect on the accompanying financial statements.

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position, or cash flow.

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

Our principal executive officer and principal financial officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2016. Based on this evaluation he concluded that, as of October 31, 2016, our disclosure controls and procedures were not effective such that the information relating to us that is required to be disclosed in our SEC reports: (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms; and (ii) is accumulated and communicated to our management, including our principal executive and financial officer, to allow timely decisions regarding required disclosure.

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

GARMATEX HOLDINGS LTD.

By: /s/ Devon Loosdrecht
Devon Loosdrecht
Chief Executive Officer, Chief Financial Officer, President,
Secretary, Treasurer and sole Director

Date: December 12, 2016