Form 10-Q
period 2017-01-31
GARMATEX HOLDINGS LTD.
filed 2017-03-15
CIK 1606364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2017

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
Yes [X]        No [   ]

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of March 15, 2017, there were 35,554,406 shares of common stock outstanding.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes [   ]        No [X]

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our consolidated financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of January 31, 2017, (unaudited) and April 30, 2016;
F-2	Consolidated Statements of Operations for the three and nine months ended January 31, 2017 and 2016 (unaudited);
F-3	Consolidated Statements of Stockholders’ Equity (Deficit) for the nine months ended January 31, 2017 (unaudited);
F-4	Consolidated Statements of Cash Flows for the nine months ended January 31, 2017 and 2016 (unaudited);
F-4	Notes to Consolidated Financial Statements (unaudited).

These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended January 31, 2017 are not necessarily indicative of the results that can be expected for the full year.

GARMATEX HOLDINGS LTD.
(formerly known as Oaxaca Resources Corp.)

UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Three and Nine Months Ended January 31, 2017 and 2016

GARMATEX HOLDINGS LTD.
(formerly known as Oaxaca Resources Corp.)
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	January 31,	April 30,
	2017	2016

ASSETS

Current
Cash	$1,838	$51
Due from related party – Note 3 and 4	664,285	79,776

Total current assets	666,123	79,827

Total assets	$666,123	$79,827

LIABILITIES

Current
Accounts payable and accrued liabilities	$6,217	$8,000
Notes payable	-	79,776
Total current liabilities	6,217	87,776

Long term liabilities
Accrued interest payable – Note 4	5,505	3,659
Promissory notes payable – Note 4	40,700	40,700
Total long term liabilities	46,205	44,359

Total liabilities	52,422	132,135

STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred stock, $0.001 par value 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value – Note 5 1,125,000,000 shares authorized 35,392,641 and 31,500,000 shares issued and outstanding, respectively	35,393	31,500
Share subscriptions payable	55,000	-
Share subscriptions receivable	(38,929)	-
Additional paid in capital	726,694	25,460
Accumulated deficit	(164,457)	(109,268)

Total stockholders’ equity (deficit)	613,701	(52,308)

Total liabilities & stockholders’ equity (deficit)	$666,123	$79,827

SEE ACCOMPANYING NOTES THAT ARE AN INTEGRAL PART OF THESE
CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

GARMATEX HOLDINGS LTD.
(formerly known as Oaxaca Resources Corp.)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	January 31		January 31
	2017	2016	2017	2016
Operating expenses (income)
Audit and accounting fees	$5,165	$2,840	$13,726	$13,070
Bank charges	229	35	389	111
Consulting fees	2,271	-	18,524	-
Foreign exchange loss (gain)	(15,604)	-	3,818	3
Legal fees	2,690	7,399	17,113	21,637
Office expenses	-	-	-	500
Transfer and filing fees	1,196	485	18,458	2,545

Total operating income (loss)	4,053	(10,759)	(72,028)	(37,866)

Interest income – Note 3	7,977	-	18,686	-
Interest expense – Note 4	(616)	(602)	(1,847)	(1,583)
Total other income (expense)	7,361	(602)	16,839	(1,583)

Net income (loss)	$11,414	$(11,361)	$(55,189)	$(39,449)

Basic and diluted net income (loss) per common share	$0.00	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding – basic and diluted	34,914,380	31,500,000	33,487,773	31,782,613

SEE ACCOMPANYING NOTES THAT ARE AN INTEGRAL PART OF THESE
CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

GARMATEX HOLDINGS LTD.
(formerly known as Oaxaca Resources Corp.)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
For the nine months ended January 31, 2017
(Unaudited)

			Additional
			Paid in	Subscriptions	Subscriptions	Accumulated
	Common Shares		Capital	Receivable	Payable	Deficit	Total
	Number	Amount

Balance, April 30, 2016	31,500,000	$31,500	$25,460	$-	$-	$(109,268)	$(52,308)

Shares issued for cash loaned to related party:	1,000,000	1,000	270,892	-	-	-	271,892
Shares issued for note payable:	250,000	250	79,526	-	-	-	79,776
Shares issued for cash:	2,642,641	2,643	311,887	-	-	-	314,530
Subscription receivable:	-	-	38,929	(38,929)	-	-	-
Subscription payable:	-	-	-	-	55,000	-	55,000
Net loss	-	-	-	-	-	(55,189)	(55,189)

Balance, January 31, 2017	35,392,641	$35,393	$726,694	$(38,929)	$55,000	$(164,457)	$613,701

SEE ACCOMPANYING NOTES THAT ARE AN INTEGRAL PART OF THESE
CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

GARMATEX HOLDINGS LTD.
(formerly known as Oaxaca Resources Corp.)
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended
	January 31,	January 31,
	2017	2016
Cash flows used in operating activities
Net loss	$(55,189)	$(39,449)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	23,562	26,443
Prepaid expenses	-	250
Interest receivable	(18,686)	-
Accrued long term interest payable	1,846	1,583
Net cash used in operating activities	(48,467)	(11,173)

Cash flows used in investing activities
Advanced to related party	(323,028)	-
Net cash used in investing activities	(323,028)	-

Cash flows from financing activities
Cash received for common stocks	314,530	-
Cash received for common stock issuable	55,000	-
Proceeds from due to related party notes	-	7,600
Proceeds from note payable	-	3,600
Net cash provided by financing activities	369,530	11,200

Effect of foreign exchange rate changes on cash	3,752	-

Increase in cash during the period	1,787	27
Cash, beginning of the period	51	58
Cash, end of the period	$1,838	$85

Supplemental information

Non-cash financing and investing activities
Common stock issued for note payable	$79,776	$-
Common stock issued for cash loaned to related party	$271,892	$-
Common stock subscription receivable	$38,929	$-
Operating expenses paid directly by related party	$19,805	$-
Reallocation from Capital stock to Additional paid in capital upon the return to treasury of 480,000 shares of common stock for $nil consideration.		$480

Interest and taxes paid in cash	$-	$-

SEE ACCOMPANYING NOTES THAT ARE AN INTEGRAL PART OF THESE
CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

GARMATEX HOLDINGS LTD.
(formerly known as Oaxaca Resources Corp.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2017
(Unaudited)

Note 1	Basis of Presentation

While the information presented in the accompanying interim consolidated financial statements for the three and nine months ended January 31, 2017 and 2016 is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim period presented in accordance with the accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements (and notes thereto) for the years ended April 30, 2016 and 2015 included elsewhere in the Company’s 10K filed with the SEC on August 8, 2016.

Operating results for the three and nine months ended January 31, 2017 are not necessarily indicative of the results that can be expected for the year ending April 30, 2017.

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

These interim unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these interim unaudited consolidated financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. The Company has yet to achieve profitable operations, has an accumulated deficit of $164,457 and expects to incur further losses in the development of its business, all of which raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing from shareholders or other sources to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available or on acceptable terms, if at all. The interim unaudited consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

GARMATEX HOLDINGS LTD.
Notes to the Unaudited Consolidated Financial Statements
January 31, 2017

On April 8, 2016, the Company entered into a definitive Arrangement Agreement with Garmatex Technologies, Inc., a private company incorporated under the laws of the Province of British Columbia, Canada ("Garmatex"), pursuant to which the Company has agreed to acquire all of the issued and outstanding securities of Garmatex in exchange for equivalent securities of the Company by way of a statutory arrangement (the “Arrangement”) pursuant to the Business Corporations Act (British Columbia). The purpose of the Arrangement is for the Company, through the acquisition of Garmatex, to engage in Garmatex’s business of developing and supplying scientifically-engineered fabric technologies. As of the year ending January 31, 2017, this agreement has expired and the Company is currently negotiating an updated agreement and has not yet closed as subjects to this agreement have not yet been satisfied.

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

On April 22, 2016, the Company received a promissory note in the amount of CDN$100,000 (US$79,776) from Garmatex Technologies(i), pursuant to the secured and subordinated loan agreement dated April 8, 2016. The notes were bearing interest at 5% per annum and payable semi-annually prior to maturity. Repayment of the notes, together with all outstanding interest accrued, will be due and payable on the earlier of; (a) nine months from the advancement date, (b) the closing of the Arrangement Transactions, and (c) 90 calendar days from the termination of the LOI or any formal Arrangement Transaction agreement which supersedes the LOI. The lender at all times has right to convert any portion of the principal and interest outstanding into securities of the Borrower.

GARMATEX HOLDINGS LTD.
Notes to the Unaudited Consolidated Financial Statements
January 31, 2017

During the nine months ended January 31, 2017, the Company received promissory notes in the aggregate amount of CDN$778,118 (US$594,920) from Garmatex Technologies, pursuant to the secured and subordinated loan agreement dated April 8, 2016. The notes were bearing interest at 5% per annum and payable semi-annually prior to maturity. Repayment of the notes, together with all outstanding interest accrued, will be due and payable on the earlier of; (a) nine months from the advancement date, (b) the closing of the Arrangement Transactions, and (c) 90 calendar days from the termination of the LOI or any formal Arrangement Transaction agreement which supersedes the LOI. The lender at all times has right to convert any portion of the principal and interest outstanding into securities of the Borrower.

During the nine months ended January 31, 2017, under the above agreement the Company recorded due from related party of $271,892 for cash received directly by Garmatex Technologies on behalf of the Company for common shares sold and $323,028 advanced to Garmatex Technologies. Additionally, there were repayments of $25,345 pursuant to notes receivable of $670,944 of which $19,805 was to pay for operating expenses on behalf of the Company in the current year and $5,540 was used for payments of accounts payable on behalf of the Company. As of January 31, 2017, the balance of notes receivable was $645,599.

During the nine months ended January 31, 2017, the Company recorded interest income of $18,686 (2015 - $nil) pursuant to notes receivable of $645,599. Total accrued interest on all outstanding notes receivable as of January 31, 2017, was $18,686 (April 30, 2016 - $nil).

During the nine months ended January 31, 2017, our principal executive offices were provided to us at no cost by the Company CEO, president, chief financial officer, and treasurer.

The Company has performed an analysis of the related party loan balance under ASC 810-10, and has determined the loan represents a variable interest in Garmatex. Garmatex Technologies is a variable interest entity (“VIE”) and depends on the Company, as well as additional parties, for continuing financial support in order to maintain operations. However, the Company cannot make key operating decisions considered to be most significant to the VIE, and is therefore not considered to be the primary beneficiary. The Company’s maximum exposure to loss approximates to the carrying value of the related party loan balance at January 31, 2017.

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

GARMATEX HOLDINGS LTD.
Notes to the Unaudited Consolidated Financial Statements
January 31, 2017

During the nine months ended January 31, 2017, the Company charged interest expense of $1,847 (2015 - $1,583) pursuant to notes payable of $40,700. Total accrued interest on all outstanding notes payable as of January 31, 2017, was $5,506 (April 30, 2016 - $3,659).

Note 5	Capital Stock

a) Authorized share capital

The authorized common stock of the Company consists of 1,125,000,000 shares of common stock with par value of $0.001 and 10,000,000 shares of preferred stock with a par value of $0.001. As of January 31, 2017, the Company had 35,392,641 shares of common stock and no shares of preferred stock outstanding.

b) Issued share capital

On June 3, 2016, the Company issued 1,000,000 common shares of the Company at a price of $0.40 CAD per Unit for aggregate proceeds of $400,000 CDN ($310,821 USD) pursuant to a private placement agreement. The proceeds of $271,892 USD were received directly by Garmatex Technologies, Inc. on behalf of the Company and recorded as due from related party, see note 3. As of January 31, 2017, $50,000 CDN ($38,929 USD) remains outstanding to be received and is presented as a subscription receivable.

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

On November 22, 2016, the Company completed a private placement agreement pursuant to which it issued 2,000,000 common shares at a price of $0.05 per common share for consideration of $100,000.

c) Shares to be issued

GARMATEX HOLDINGS LTD.
Notes to the Unaudited Consolidated Financial Statements
January 31, 2017

Included in Shares to be issued at January 31, 2017 is an amount of $55,000 in cash received for the subscription of shares. These shares were issued subsequent to January 31, 2017 pursuant to subscription agreements dated February 22, 2017.

d)    Warrants

At January 31, 2017, the Company had 1,946,321 share purchase warrants outstanding as follows:

	Exercise	Expiry
Number	Price	Date
625,000	$0.60	June 17, 2018
62,500	$0.60	July 17, 2018
147,056	$0.60	July 28, 2018
111,765	$0.60	October 3, 2018
200,000	$0.60	November 22, 2018
800,000	$0.60	November 22, 2018

1,946,321

During the nine months ended January 31, 2017, the Company issued an aggregate of 1,946,321 warrants, along with the 3,892,641 common stock issued for cash and in settlement of a note payable, exercisable at a weighted average exercise price of $0.60 per share for a period of two years from the date of issuance, pursuant to subscription agreements. Each warrant entitles the holder the right to purchase one common share.

Note 6	Subsequent Events

In June 2016, the Company accepted a subscription agreement (the “June 2016 Subscription”) for the purchase of 375,000 Units for total consideration of $150,000 CDN, of which $100,000 CDN was received during the nine months ended January 31, 2017 and $50,000 CDN was recorded as a subscription receivable. On February 22, 2017, the Company and subscriber mutually agreed to rescind this subscription agreement and treat it as void ab initio. Per a return to treasury agreement dated on the same day, the shareholder agreed to return the shares to the treasury of the Company for the sole purpose of retiring the shares and entering into a new subscription agreement. Under the terms of the new subscription agreement, the Company has agreed to issue 375,000 Units at a price of $0.40 CDN per Unit for consideration of $150,000 CDN, of which $100,000 CDN was received during the nine months ended January 31, 2017 pursuant to the June 2016 Subscription noted above, and $50,000CDN is expected to be received through a settlement of debt as described below. Each Unit issued consists of one common share in the capital of the Company and one-half of one non-transferable common share purchase warrant. Each warrant will entitle the holder to acquire one common share at a price of $0.60 USD per warrant share.

GARMATEX HOLDINGS LTD.
Notes to the Unaudited Consolidated Financial Statements
January 31, 2017

On February 22, 2017, the Company entered into an Assignment of Debt agreement with Garmatex Technologies and agreed to take assignment of a convertible debenture outstanding in the aggregate amount of CDN $50,000. For consideration of payment, the Company received a promissory note in the amount of CDN$50,000 from Garmatex Technologies, pursuant to the secured and subordinated loan agreement dated April 8, 2016. The notes were bearing interest at 5% per annum and payable semi-annually prior to maturity. Repayment of the notes, together with all outstanding interest accrued, will be due and payable on the earlier of; (a) nine months from the advancement date, (b) the closing of the Arrangement Transactions, and (c) 90 calendar days from the termination of the LOI or any formal Arrangement Transaction agreement which supersedes the LOI. The lender at all times has right to convert any portion of the principal and interest outstanding into securities of the Borrower.

On February 23, 2017, the Company issued 161,765 Units at a price of $0.34 per Unit pursuant to the $55,000 consideration in shares to be issued at January 31, 2017 (see Note 5). Each Unit issued consists of one common share in the capital of the Company and one-half of one non-transferable common share purchase warrant. Each warrant will entitle the holder to acquire one common share at a price of $0.60 USD per warrant share.

On February 28, 2017, the Company agreed to issue 73,529 Units at a price of $0.34 USD per Unit for consideration of $25,000 pursuant to a subscription agreement. Each Unit issued consists of one common share in the capital of the Company and one-half of one non-transferable common share purchase warrant. Each warrant will entitle the holder to acquire one common share at a price of $0.60 USD per warrant share. As of the date of this report, these Units have not been issued.

On March 1, 2017, the Company received a promissory note in the amount of CDN$30,473 (US$23,000) from Garmatex Technologies, pursuant to the secured and subordinated loan agreement dated April 8, 2016. The notes were bearing interest at 5% per annum and payable semi-annually prior to maturity. Repayment of the notes, together with all outstanding interest accrued, will be due and payable on the earlier of; (a) nine months from the advancement date, (b) the closing of the Arrangement Transactions, and (c) 90 calendar days from the termination of the LOI or any formal Arrangement Transaction agreement which supersedes the LOI. The lender at all times has right to convert any portion of the principal and interest outstanding into securities of the Borrower.

On March 8, 2017, the Company executed an amendment, effective August 15, 2016, to the Arrangement Agreement dated April 8, 2016 which proposed to carry out a transaction pursuant to which the Company purchased all the issued and outstanding securities of Garmatex Technologies, Inc. The amendment has allowed for an extension of the termination date of the arrangement agreement to May 31, 2017 and settlement of all the loans issued under the previously entered Secured and Subordinated Loan Agreement, dated March 15, 2016 which in aggregate was $953,988 CDN. In return Garmatex Technologies, Inc. has granted a non-exclusive technology sublicense to the trade secret formulae and trademarks for the CoolSkin, RecoverySkin, SlimSkin, Kottinu, AbsorbSkin, ColdSkin, SteelSkin, WarmSkin, and IceSkin products.

On March 9, 2017, the Company entered into an assignment agreement, with Garmatex Technologies, to receive all of the right, title, and interest in and to 100 shares of Common Stock of Garmatex, Inc., a Delaware Corporation, a wholly owned subsidiary of Garmatex Technologies, which represents 100% of the issued and outstanding shares.

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

We are currently seeking new business opportunities with established business entities to affect a merger or other form of business combination with our company. On April 8, 2016, we entered into an arrangement agreement (the “Arrangement Agreement”) with Garmatex Technologies, Inc. (“Garmatex”), a private company incorporated under the laws of the Province of British Columbia, pursuant to which we have agreed to acquire all of the outstanding securities of Garmatex in exchange for the issuance of equivalent securities of our company by way of a statutory arrangement (the “Arrangement”) under the Business Corporations Act (British Columbia). In the event that the Arrangement is successfully completed, we will commence operating Garmatex’s business, which is the development and supply of scientifically engineered fabric technologies. As of the date of this report, the Company has executed an amendment, effective August 15, 2016, to the Arrangement Agreement which has allowed for an extension of the termination date to May 31, 2017. The agreement has not yet closed as subjects to this Arrangement Agreement have not yet been met.

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

Results of Operations for the three and nine months ended January 31, 2017.

We generated no revenues for the nine months ending January 31, 2017 and 2016. We do not expect to generate revenues until we have established a new business plan and operations and successfully implemented such business plan.

Three months ended January 31, 2017 compared to three months ended January 31, 2016

We incurred operating income of $4,053 for the three months ended January 31, 2017, compared with operating expenses of $10,759 for the three months ended January 31, 2016. The most significant changes in operating expenses comprised of a foreign exchange recovery of $15,604 (2015 - $nil) and legal fees of $2,690 (2015 - $7,399). The difference between periods was attributable to the foreign exchange on promissory notes received from Garmatex Technologies and decreased legal fees due to an additional legal invoice which was missed and included in the prior year period.

We incurred other income of $7,361 for the three months ended January 31, 2017, as compared to other expenses of ($602) for the three months ended January 31, 2016. Our other income consisted of interest expense of $616 (2015-$602) and interest income of $7,977 (2015 - $nil). Interest expense for 2017 and 2016 included $616 and $602, respectively, to reflect the interest accrued on promissory notes issued during the periods.

We incurred a net income of $11,414 for the three months ended January 31, 2017, as compared with a net loss of $11,361 for the prior year three-month period. The reason for this income as opposed to the prior year loss is due to a foreign exchange recovery of $15,604 due to the value of promissory notes in Canadian dollars at the balance sheet date.

Nine months ended January 31, 2017 compared to nine months ended January 31, 2016

We incurred operating expenses of $72,028 for the nine months ended January 31, 2017, compared with operating expenses of $37,866 for the nine months ended January 31, 2016. The most significant changes in operating expenses comprised of consulting fees of $18,254 (2015 - $nil) and filing fees of $18,458 (2015 - $2,545). The difference between periods was mostly attributable to a one-time fee for a mining consultants firm as well as the addition of monthly consulting fees to the President of the Company which were not present in the prior comparable period. The difference is also attributable to increased filing fees due to the merger, name change, forward split, and annual filings with SEDAR.

We incurred other income of $16,839 for the nine months ended January 31, 2017, as compared to ($1,583) for the nine months ended January 31, 2016. Our other income consisted of interest expense of $1,847 (2015-$1,583) and interest income of $18,686 (2015 - $nil). Interest expense for 2016 and 2015 included $1,847 and $1,583, respectively, to reflect the interest accrued on promissory notes issued during the periods.

We incurred a net loss of $55,189 for the nine months ended January 31, 2017, as compared with a net loss of $39,449 for the prior year nine-month period.

Liquidity and Capital Resources

As of January 31, 2017, we had total current assets of $666,123, consisting of cash in the amount of $1,838 and due from related party notes of 664,285. We had current liabilities of $6,217 as of January 31, 2017. Accordingly, we had working capital of $659,906 as of January 31, 2017.

Operating Activities

Operating activities used $48,467 in cash for the nine months ended January 31, 2017 as compared to $11,173 used for the prior nine months ended January 31, 2016. The decrease in cash was attributable to the increase in net loss and interest receivable for the current period.

Investing Activities

Investing activities used cash of $323,028 for the nine months ended January 31, 2017 as compared to $nil for the nine months ended January 31, 2016. The increase in the use of cash was due to the advance of funds to Garmatex Technologies.

Financing Activities

Financing activities provided cash of $369,530 for the nine months ended January 31, 2017, as compared to $11,200 for the nine months ended January 31, 2016, which comprised of $314,530 in funds received for common stock, $55,000 in funds received for shares to be issued in the Company, and $11,200 in related and third party borrowings in 2015.

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

Going Concern

Our financial statements have been prepared assuming that we will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have incurred cumulative losses of $164,457 through January 31, 2017, expect to incur further losses in the development of our new business and have been dependent on funding operations through the issuance of convertible debt and private sale of equity securities. These conditions raise substantial doubt about our ability to continue as a going concern. Management’s plans include continuing to finance operations through the private or public placement of debt and/or equity securities and the reduction of expenditures. However, no assurance can be given at this time as to whether we will be able to achieve these objectives.

As discussed in the notes to our unaudited consolidated financial statements, we have no established source of revenue. This has raised substantial doubt for our auditors about our ability to continue as a going concern. Without realization of additional capital, it would be unlikely for us to continue as a going concern.

Off Balance Sheet Arrangements

The Company has performed an analysis of the related party loan balance under ASC 810-10, and has determined that the loan represents a variable interest in Garmatex. Garmatex Technologies is a variable interest entity (“VIE”) and depends on the Company, as well as additional parties, for continuing financial support in order to maintain operations. However, the Company cannot make key operating decisions considered to be most significant to the VIE, and is therefore not considered to be the primary beneficiary. Our maximum exposure to loss approximates to the carrying value of the due from related party loan balance on the Balance Sheet at January 31, 2017.

Other than noted above, we have no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our stockholders.

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

Our principal executive officer and principal financial officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2017. Based on this evaluation he concluded that, as of January 31, 2017, our disclosure controls and procedures were not effective such that the information relating to us that is required to be disclosed in our SEC reports: (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms; and (ii) is accumulated and communicated to our management, including our principal executive and financial officer, to allow timely decisions regarding required disclosure.

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

Devon Loosdrecht, our CEO, president, chief financial officer, treasurer and sole director, owns over 46% of our common stock and controls a majority of the votes attached to our outstanding voting securities. As a result, he has the ability to influence matters affecting our stockholders, including the election of directors, the acquisition of assets, and the issuance of securities. Because he controls a majority of votes, it would be very difficult for investors to replace our management if they disagree with the way our business is being operated. Because the influence by Mr. Loosdrecht could result in management making decisions that are in the best interest of Mr. Loosdrecht and not in the best interest of the investors, you may lose some or all of the value of your investment in our common stock.

Because we can issue additional shares of common stock, our stockholders may experience dilution in the future.

We are authorized to issue up to 1,125,000,000 shares of common stock, of which 35,392,641 shares of common stock were issued and outstanding as of January 31, 2017. Our board of directors has the authority to cause us to issue additional shares of common stock without consent of our stockholders. Consequently, stockholders may experience dilution in their ownership of our stock in the future.

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

Date: March 15, 2017