Form 10-K
period 2017-04-30
GARMATEX HOLDINGS LTD.
filed 2017-07-31
CIK 1606364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2017

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

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

7458 Allison Place, Chilliwack, British Columbia, Canada, V4Z 1Z7
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
Yes [   ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,”“smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Smaller reporting company [X]
Non-accelerated filer [ ]	Emerging growth company [X]
Accelerated filer [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes [   ] No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrants most recently completed second fiscal quarter.

19,190,434 shares of common stock at a closing price of $0.36 per share based on the OTC Markets report as of October 31, 2016 for an aggregate market value of $6,908,556.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of July 31, 2017, there were 35,690,434 shares of common stock outstanding.

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

  our current lack of working capital;

  a possible inability to raise additional financing;

  an inability to close the Arrangement with Garmatex (each as defined herein) on the terms expected or at all;

  the fact that our accounting policies and methods are fundamental to how we report our financial condition and results of operations, and they may require our management to make estimates about matters that are inherently uncertain;

  deterioration in general or regional economic conditions;

  adverse state or federal legislation or regulations that increase the costs of compliance;

  inability to efficiently manage our operations; and

  the unavailability of funds for capital expenditures.

All financial information contained herein is shown in United States dollars unless otherwise stated. The dollar amounts provided at the date of this report assume that $1.00 Canadian dollar is equivalent to $0.732198 US dollars. Our financial statements are prepared in accordance with United States generally accepted accounting principles.

In this annual report, unless otherwise specified, all references to “shares” refer to shares of common stock in the capital of our company.

As used in this annual report on Form 10-K, the terms “we”, “us” “our” and “Garmatex Holdings” refer to Garmatex Holdings Ltd., a Nevada corporation, and our wholly-owned subsidiary, ORC Exploration LLC, a Nevada corporation, unless otherwise specified.

Our Corporate History and Background

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

Due to a dearth of available financing options, which has affected many junior mining companies in recent years, we subsequently ran out of funds to proceed with our planned exploration program. As a result, our management decided to seek out other potential business operations and management skills for the continuation of our business. In connection therewith, effective June 8, 2015, our chief executive officer (“CEO”) and sole director, Jose Montes, resigned all positions as an officer and director of our company, and we appointed Mike Gilliland to serve as our sole officer and director. Effective March 14, 2016, Mr. Gilliland resigned all positions as an officer and director of our company, and we appointed Devon Loosdrecht to serve as our sole officer and director.

On April 8, 2016, we entered into an arrangement agreement (the “Arrangement Agreement”) with Garmatex Technologies, Inc. (“GTBC”), a private company incorporated under the laws of the Province of British Columbia, pursuant to which we agreed to acquire all of the outstanding securities of GTBC in exchange for the issuance of equivalent securities of our company by way of a statutory arrangement (the “Arrangement”) under the Business Corporations Act (British Columbia). The Arrangement Agreement contains customary representations, warranties, and conditions to closing. The Arrangement Agreement contains customary representations, warranties, and conditions to closing. The closing of the Arrangement Exchange (the “Closing”) would only occur once we complete a name change, forward stock-split and was provided with audited financial statements from Garmatex, with such financial statements being prepared by an independent accounting firm registered with the Public Company Accounting Oversight Board (PCAOB).

Effective August 15, 2016, we completed a merger with our wholly-owned subsidiary, Garmatex Holdings. Ltd., a Nevada corporation, which was incorporated solely to effect a change in our name. As a result, we have changed our name from “Oaxaca Resources Corp.” to “Garmatex Holdings Ltd.”. Also, effective August 15, 2016, we effected a twelve and one-half to one forward stock split of our authorized and issued and outstanding common stock. As a result, our authorized capital of common stock increased from 90,000,000 shares of common stock with a par value of $0.001 and 10,000,000 shares of preferred stock with a par value of $0.001 to 1,125,000,000 shares of common stock with a par value of $0.001 and 10,000,000 shares of preferred stock with a par value of $0.001 and our previously outstanding 2,520,000 shares of common stock increased to 31,500,000 shares of common stock outstanding. There are no shares of preferred stock currently outstanding. We changed our name and effected forward-split as per the terms and conditions of the Arrangement Agreement.

As of the date of this report, the Arrangement Agreement with GTBC has expired as conditions of the merger had not yet been satisfied. We continue to negotiate with GTBC with the intention of reaching a new agreement. All other agreements between us and GTBC remain intact.

We entered into and executed a non-exclusive Sublicense Agreement dated March 8, 2017 and the Garmatex Trademark & Technology License Agreement dated March 9, 2017 (collectively, “Master Sublicense Agreement”) with Garmatex Technologies, Inc. a company formed under the laws of the Province of British Columbia, Canada (“GTBC”) whereby we were granted various Intellectual Property Rights related to the design, development and manufacturing of various scientifically-engineered fabric technologies and performance technologies; including a patented T3® design, Bact-Out®, CoolSkin®, WarmSkin®, Kottinu™, ColdSkin™, SteelSkin™, Satinu™, CamoSkin™, RecoverySkin™, SlimSkin™, AbsorbSkin™ and IceSkin™ (collectively the foregoing are referred to hereinafter as the “Licensed IP”).

Pursuant to the terms of the agreement, we acquired the rights to further develop, commercialize, market and distribute certain proprietary inventions and know-how related to the Products. In exchange, we agreed to the following terms and conditions: (i) the Parties shall enter into Amendment No. 1 to the Arrangement Agreement; and (ii) we agreed to cancel various loans made pursuant to a Loan Agreement between us and GTBC in the aggregate amount of $953,988.00CDN.

Following the execution of the Master Sublicense Agreement and the grant of the license thereunder related to the Licensed IP, we are now able to fully implement our intended business plan and plan of operations.

Our Business

We plan to provide performance fabric solutions in virtually every sector that has textile applications. Our primary strategy is to deploy our performance fabrics as a premium ingredient brand, similar to Gore-Tex® in the outerwear market, or akin to Intel® in the computer space. We believe that our future fabrics will be superior in performance relative to current market “standards” and have a wide range of applications in multiple clothing and textile categories including, but not limited to, sports apparel, medical, sleepwear, linens, undergarments, military, designer wear, protective, industrial and first responders.

Our business model is to co-develop fabric with manufacturers to obtain exclusive licenses of technology and purchase fabric technology to build on our technology portfolio. We plan to commercialize these inventions by selling bolts of fabric directly to retailers and wholesalers. We plan to control the proprietary process of the technology for IP protection and do not intend to own any manufacturing facilities, which will effectively allow us to scale.

We are in the market to further acquire technologies from inventors looking for a commercialization partner.

Currently, we do not have a source of revenue. We are not able to fund our cash requirements through our current operations. Historically, we have been able to raise a limited amount of capital through private placements of our equity stock, but we are uncertain about our continued ability to raise funds privately.

Industry overview

In 2014, global exports for textiles and apparel totaled approximately US$797 bn. Of that total, $314bn totaled textile and world apparel totaled $483bn.

In 2014, the worldwide use of fibers amounted to 90.1 million tonnes, up by 4.4% . The sizeable acceleration in growth compared with a rise of 1.5% in 2011 was realized despite persistent economic uncertainties and still negative growth in Europe.

The market size of 90.1 million tonnes corresponds with an average per capita consumption of 12.7kg. The growth rate in 2014 of 4.4% succeeded in outperforming the long-term growth rate of 2.8% since 1970 and the short-term average annual growth of 3.5% since the year 2000. The recent acceleration of fiber demand reflects the impact of rapidly rising disposable incomes in populous nations like the BRIC- countries.

The market trend has unabatedly shifted toward manmade fibers that hold a 67% share at present, up from 54% in 2000. This trend will continue as the International Cotton Advisory Committee expects negative impacts from the Chinese cotton policy and the cost difference to polyester.

Increasing costs of production for cotton and a reduction of land for cotton will slow growth and present more opportunities for synthetic fibers to grow as a percentage of the market.

The most readily addressable consumer market segments for our company are the sporting apparel and medical verticals, where innovations in performance are critically needed.

Performance fabric and performance apparel market segment

Due to the competitive nature of the sports world, within which persists a constant need for extra advantage, performance-based product has skyrocketed in sales in recent years and will continue to see significant growth. Estimated at $150 billion today, Allied Market Research forecasts “the world sports apparel market is expected to generate revenue of $184.6 billion by 2020.”

Hospital linens and the medical segment

Hospital acquired infections are a major issue in hospitals and care facilities. In the United States, the Centers for Disease Control and Prevention estimated roughly 1.7 million hospital-associated infections, from all types of microorganisms, including bacteria and fungi, cause or contribute to 99,000 deaths each year. In Europe, where hospital surveys have been conducted, the category of gram-negative infections are estimated to account for two-thirds of the 25,000 deaths each year. Nosocomial infections can cause severe pneumonia and infections of the urinary tract, bloodstream and other parts of the body. Many types are difficult to treat with antibiotics. In addition, antibiotic resistance can complicate treatment. The spread of infection through bacteria is something that can be prevented with linens that stop bacteria growth.

Garmatex’s Kottinu® – with the antimicrobial properties of Bact-Out® – is poised to penetrate the medical segment as an alternative to non-performing, cotton-based materials or materials based on synthetics that are more susceptible to harbouring microbial growths.

Kottinu® linens wick away moisture and dry at a faster rate in comparison to charged cotton sheets. Faster drying times translate to energy savings in the laundering process. Kottinu® can extend the lifespan of the linen because it is a synthetic fabric while cotton break down faster. Minimal or no shrinkage, along with stain resistance, are also attributes of synthetic fabrics which outperform cotton over time and can lead to less product being taken out of circulation. With its “cotton-like” feel Kottinu® offers an aesthetic appeal and comfort for linen users.

Competitive environment and competitive strengths

The competitive environment is divided into two key categories. 1) Fabric mills that sell directly to manufacturers. These fabric mills are identified by some of the following characteristics: typically serve a geographic region, do not have consumer facing technology, and are typically low-cost producers. 2) Technology providers like Gore-Tex, Invista and Lenzing brand their fibers and sell their yarn directly to fabric mills, while ensuring that their branding is consumer facing with hangtags, and they sell to mills all over the world. In many instances, they work directly with the wholesaler or retailer who choose to use their technology in the apparel or other finished good. This second type of competitor closely resembles our competition.

Technology and Products

GTBC has coined and the term “FiberithmTM” to represent the dynamic methodology employed to develop its fabric technologies. FiberithmTM represents the testing, analysis and evaluation of fibers used in the manufacturing of fabrics and the resulting step-by-step protocols used to formulate the fabrics with particular qualities and performance characteristics. Each GTBC FiberithmTM is a building block, complete in itself, but with an open architecture enabling future development and improvement. To date, GTBC has developed over 40 distinct FiberithmTM protocols.

Moisture System Transference (“MST”) is the process which provides moisture management and at the core of our fabric technologies. MST microfiber technology bundles very fine, long-strand fibers called filaments to create performance threads. The unique blend and configuration of GTBC’s filaments within the threads creates a greater surface area for moisture to travel along. The specific knitting pattern increases the speed of moisture movement through the fabric.

Bact-Out® is GTBC’s antimicrobial protocol used in GTBC’s performance fabrics. Third party tested fabrics with Bact-Out® showed a control of fungi gram positive/gram negative bacteria up to 99.98% after 50 machine washes. Bact-Out® also helps to reduce the ongoing problem of body odour transference into the fabrics.

GTBC offers several performance fabric and design innovations: CoolSkin®, Kottinu®, ColdSkin, RecoverySkin, WarmSkin®, SteelSkin, T3® Technology, SlimSkin, AbsorbSkinTM, IceSkinTM and SurfSkin.

•

CoolSkin®, GTBC’s origin breakthrough product, is the genesis for most of our fabric technologies. It maximizes MST technology to move the skin’s moisture quickly to the surface of the fabric where it can evaporate.

•	Kottinu® provides a remarkable ultra-soft, cotton-like feel to microfiber. Combined with Bact-Out®, this product is an ideal replacement for cotton.
•

ColdSkin uses a thermal reduction process to promote extra cooling where excess heat is built up. Infused with a natural cooling agent, it promotes reduced skin temperature and assists the body to maintain a more moderate temperature while in activity.

•

RecoverySkin is primarily used for compression fit garments. Studies suggest that compression garments promote blood flow to key muscle groups which can reduce fatigue and lactic acid buildup while accelerating muscle recovery.

•

WarmSkin® increases retention of the body’s natural heat while removing unwanted moisture from the skin. It can promote blood flow to key muscle groups which allows for comfortable performance in cold weather while reducing injuries common during cold weather activities.

•

SteelSkin is a soft, pliable, woven, anti-abrasion fabric sewn into garment areas that are prone to abrasion, laceration or heavy wear. The fabric is five times stronger than steel on an equal weight basis and provides unparalleled protection with minimal weight.

•

The T3® patented design resulted from an understanding of proportion and motion in the human body. The triple gusset construction design addresses all muscle groups affiliated with arm and shoulder rotational movement enabling freedom of movement by alleviating the binding and body ride-up associated with close fitting apparel.

•	SlimSkin is a body-hugging fabric that accentuates shape while allowing for comfort of movement.
•	AbsorbSkinTM absorbs up to 6 times its weight in moisture and is used in areas where a cushioning component is desired.
•

IceSkin™ is engineered through a multi-layered, three-dimensional, knitting process and combines a high percentage of natural jade mineral with our CoolSkin® microfiber technology. IceSkin™ has proven to be effective in reducing skin surface temperate and can improve wearer efficiency while in activity.

•	SurfSkin is a lightweight, woven fabric and its fast-drying properties makes it an ideal fabric for board shorts and surf wear.

Sales and Growth Strategy

We intend to deploy our unique fabric and apparel design technologies throughout multiple industry segments, especially high-growth market segments: sports, medical, industrial, lifestyle and promotional.

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

Subsidiaries

As of April 30, 2017, we had one subsidiary, ORC Exploration LLC, a Nevada limited liability company.

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

Risks Related to Our Business

The sale of fabric is a new operation of ours with a limited operating history and history of business, revenue generation or production history.

We have never been engaged in the sale of fabric. There could be limited value to the current portfolio of technologies and raise significant doubt about our commercial viability. Our future operations are dependent upon many factors, including the ability to create sales from its current portfolio of technology.

Operating results may fluctuate depending on a number of factors which may cause the value of our shares to decrease significantly.

Operating results may fluctuate as a result of a number of factors, many of which will be outside of our control. As a result of these fluctuations, financial planning and forecasting may be more difficult and comparisons of operating results on a period-to-period basis may not necessarily be meaningful. Our business can be seasonal in nature, reflecting overall economic conditions as well as client budgeting and buying patterns in the textile and technical apparel industries. This may result in the fluctuation of operating results. Further, the cyclicality and seasonality of our business could become more pronounced and may cause operating results to fluctuate more widely.

Additional funds for our planned operations will be required.

We will need substantial funding for our planned operations. No assurances can be given that we will be able to raise the additional funding that will be required for such activities. To meet such funding requirements, we will be required to undertake additional equity financing, which would be dilutive to shareholders. Debt financing, if available, may also involve restrictions on financing and operating activities. There is no assurance that additional financing will be available on terms acceptable to us or at all. If we are unable to obtain additional financing as needed, we will be required to reduce the scope of our operations.

Third-party technology licenses may not continue to be available to us in the future.

We will rely on certain technology that we license from GTBC. These third-party technology licenses may not in the future be available to us on commercially reasonable terms, or at all. The loss of any of these technology licenses could result in delays in performance of work until our company identifies, licenses and integrates equivalent technology, and it may not be able to identify, license or integrate any such equivalent technology in a timely manner or at all. Any resulting delays in performance could damage our reputation, which could materially adversely affect our business, operating results or financial condition.

Others may assert intellectual property infringement claims against us.

Infringement or misappropriation claims (or claims for indemnification resulting from such claims) against us may be asserted or prosecuted, regardless of their merit, and any such assertions or prosecutions may adversely affect our business and/or operating results. Irrespective of the validity or the successful assertion of such claims, we would incur significant costs and diversion of resources relating to the defense of such claims, which could have an adverse effect on our business, operating results or both.

If any claims or actions are asserted against us, we may seek to obtain a license of a third-party’s intellectual property rights; however, under such circumstances such a license may not be available on reasonable terms or at all. Any such litigation could result in a material adverse effect on the business, prospects, and financial results of our company.

Adverse economic conditions may have an adverse effect on the business and financial results of our company.

Textiles and garments may be considered discretionary items for consumers. Factors affecting the level of consumer spending for such discretionary items include general economic conditions, particularly those in Canada and the United States, and other factors such as consumer confidence in future economic conditions, fears of recession, the availability of consumer credit, level of unemployment, tax rates and the cost of consumer credit. As global economic conditions continue to be volatile or economic uncertainty remains, trends in consumer discretionary spending also remain unpredictable. The current volatility in the United States economy in particular has resulted in an overall slowing in growth in the retail sector because of decreased consumer spending, which may remain depressed for the foreseeable future. These unfavorable economic conditions may lead consumers to delay or reduce purchase of fabric products and therefore have a material adverse effect on our financial condition.

Unpredictability of demand could negatively influence our product offerings, plans operations and strategies.

Our success depends on our ability to identify and originate product trends as well as to anticipate and react to changing consumer demands in a timely manner. All of our future products are subject to changing consumer preferences that cannot be predicted with certainty. If we are unable to introduce new products or novel technologies in a timely manner or our new products or technologies are not accepted by our customers, our competitors may introduce similar products in a timelier fashion, which could hurt our goal to be viewed as a leader in performance fabric innovation. Our new products may not receive consumer acceptance as consumer preferences could shift rapidly to different types of performance fabrics or away from these types of products altogether, and our future success depends in part on our ability to anticipate and respond to these changes. Failure to anticipate and respond in a timely manner to changing consumer preferences could lead to, among other things, lower sales and excess inventory levels. Even if we are successful in anticipating consumer preferences, our failure to effectively introduce new products that are accepted by consumers could result in a decrease in net revenue and excess inventory levels, which could have a material adverse effect on our financial condition.

A growing competitive market in technologically advanced textiles could affect our ability to gain market share.

The market for performance textiles is highly competitive. It includes increasing competition from established companies who are expanding their production and marketing of performance products, as well as from frequent new entrants to the market. There can be no assurance that other companies with greater financial and technological resources will not develop similar scientifically advance fabric technologies similar to our company’s or with greater perceived benefits which would affect our ability to compete successfully against existing competitors or future entrants into the market.

Raw materials required in the manufacture of products may be susceptible availability and pricing and quality fluctuations and may adversely affect our financial results.

Our business will rely on externally sourced raw materials in our manufacturing operations, and will business with a broad range of suppliers to ensure steady supplies of high-quality raw materials at competitive prices. Many of the parts or materials used in manufacturing of our textiles are anticipated to be made from oil. If the price of crude oil rises, the purchase price of such parts or materials may increase as well. Further, unanticipated contingencies among these suppliers or if parts and materials procured by these suppliers suffer from quality problems or are in short supply, we may be forced to discontinue production. Such events, if occurred, may adversely affect our financial position and results of operations.

Brand leaders are slow to adopt new technologies and the long business development cycle could delay the return on investment of resources required to develop our business.

Textile innovation for customized product development is a collaborative effort between suppliers, our company and the customer. All play a key role to ensure the functionality and performance of the products are developed to meet the customer’s specific technical textile requirements. Technological advances in textiles are slow to be adopted by large multinational companies and approvals must be had at many stages of the buying process. As a result, the extended business development cycle and delayed of return on investment may have an adverse effect our financial condition.

We Have Limited Resources For Marketing Of Our Products And We May Not Be Able To Attract Sufficient Paying Customers To Make Our Business Sustainable.

We have limited resources for marketing of our products. Our future sales will depend in large part on our ability to attract sufficient paying customers to make our business profitable and sustainable. Also, we may not be able to attract and retain personnel or be able to build an efficient and effective marketing force, which could negatively impact sales of our products, and reduce our revenues and profitability.

Our Ability To Implement our Business And Marketing Strategy

The implementation of our business and marketing strategy will depend on a number of factors. These include our ability to (i) find and hire reliable and sufficiently skilled third-party marketing personnel, (ii) make our products known and establish a trusted brand to our potential end user customers, (iii) establish a significant paying customer base, (iv) obtain adequate financing on favorable terms in order to fund our business, (v) maintain appropriate procedures, policies and systems; (vi) hire, train and retain skilled employees, and (vii) operate successfully and profitably within an environment of increasing competition. Our inability to manage any or all of these factors could impair our ability to implement our business strategy successfully, which could have a material adverse effect on our business, financial condition and the results of our operations.

Our Operating Results May Prove Unpredictable

Our operating results are likely to fluctuate significantly in the future due to a variety of factors, many of which we have no control over. Factors that may cause our operating results to fluctuate significantly include: the level of commercial acceptance by the public of our products; fluctuations in the demand for our products; the amount and timing of operating costs and capital expenditures relating to the operation of and/or expansion of our business, operations, infrastructure and general economic conditions. If realized, any of these risks could have a material adverse effect on our business, financial condition and the results of operations.

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

Our Articles of Incorporation exculpate our officers and directors from certain liability to our company or our stockholders.

Our Articles of Incorporation contain a provision limiting the liability of our officers and directors for their acts or failures to act, except for acts involving intentional misconduct, fraud or a knowing violation of law. This limitation on liability may reduce the likelihood of derivative litigation against our officers and directors and may discourage or deter our stockholders from suing our officers and directors based upon breaches of their duties to our company.

Risks Associated with our Common Stock

Our stock price may be volatile, which may result in losses to our shareholders.

The stock markets have experienced significant price and trading volume fluctuations, and the market prices of companies listed on the OTC Markets quotation system in which shares of our common stock are traded, have been volatile in the past and have experienced sharp share price and trading volume changes. The trading price of our common stock is likely to be volatile and could fluctuate widely in response to many factors, including the following, some of which are beyond our control:

  variations in our operating results;
  changes in expectations of our future financial performance, including financial estimates by securities analysts and investors;
  changes in operating and stock price performance of other companies in our industry;
  additions or departures of key personnel; and
  future sales of our common stock.

Domestic and international stock markets often experience significant price and volume fluctuations. These fluctuations, as well as general economic and political conditions unrelated to our performance, may adversely affect the price of our common stock.

Our common shares may become thinly traded and you may be unable to sell at or near ask prices, or at all.

We cannot predict the extent to which an active public market for trading our common stock will be sustained. Although the trading price of our common shares increased significantly recently, it has historically been sporadically or “thinly-traded” meaning that the number of persons interested in purchasing our common shares at or near bid prices at certain given time may be relatively small or non-existent.

This situation is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community who generate or influence sales volume. Even if we came to the attention of such persons, those persons tend to be risk-averse and may be reluctant to follow, purchase, or recommend the purchase of shares of an unproven company such as ours until such time as we become more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for our common stock will develop or be sustained, or that current trading levels will be sustained.

The market price for our common stock is particularly volatile given our status as a relatively small company, which could lead to wide fluctuations in our share price. You may be unable to sell your common stock at or above your purchase price if at all, which may result in substantial losses to you.

Shareholders should be aware that, according to SEC Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (1) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (2) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (3) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (4) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (5) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities. The occurrence of these patterns or practices could increase the volatility of our share price.

Because we can issue additional shares of common stock, our stockholders may experience dilution in the future.

We are authorized to issue up to 1,125,000,000 shares of common stock, of which 35,690,434 shares of common stock were issued and outstanding as of July 31, 2017. As of April 30, 2017, we have 2,063,967 warrants outstanding which could further dilution in the future if exercised. Our board of directors has the authority to cause us to issue additional shares of common stock without consent of our stockholders. Consequently, stockholders may experience dilution in their ownership of our stock in the future.

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

We do not anticipate paying any cash dividends to our common shareholders.

We presently do not anticipate that we will pay dividends on any of our common stock in the foreseeable future. If payment of dividends does occur at some point in the future, it would be contingent upon our revenues and earnings, if any, capital requirements, and general financial condition. The payment of any common stock dividends will be within the discretion of our board of directors. We presently intend to retain all earnings after paying the interest for the preferred stock, if any, to implement our business plan; accordingly, we do not anticipate the declaration of any dividends for common stock in the foreseeable future.

Volatility in our common share price may subject us to securities litigation.

The market for our common stock is characterized by significant price volatility as compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. In the past, plaintiffs have often initiated securities class action litigation against a company following periods of volatility in the market price of its securities. We may, in the future, be the target of similar litigation. Securities litigation could result in substantial costs and liabilities and could divert management’s attention and resources.

The elimination of monetary liability against our directors, officers and employees under Nevada law and the existence of indemnification rights of our directors, officers and employees may result in substantial expenditures by our company and may discourage lawsuits against our directors, officers and employees.

Our Articles of Incorporation contain a specific provision that eliminates the liability of our directors and officers for monetary damages to our company and shareholders. Further, we are prepared to give such indemnification to our directors and officers to the extent provided for by Nevada law. The foregoing indemnification obligations could result in our company incurring substantial expenditures to cover the cost of settlement or damage awards against directors and officers, which we may be unable to recoup. These provisions and resultant costs may also discourage our company from bringing a lawsuit against directors and officers for breaches of their fiduciary duties, and may similarly discourage the filing of derivative litigation by our shareholders against our directors and officers even though such actions, if successful, might otherwise benefit our company and shareholders.

Our business is subject to changing regulations related to corporate governance and public disclosure that have increased both our costs and the risk of noncompliance.

Because our common stock is publicly traded, we are subject to certain rules and regulations of federal, state and financial market exchange entities charged with the protection of investors and the oversight of companies whose securities are publicly traded. These entities, including the Public Company Accounting Oversight Board, the SEC and FINRA, have issued requirements and regulations and continue to develop additional regulations and requirements in response to corporate scandals and laws enacted by Congress, most notably the Sarbanes-Oxley Act of 2002. Our efforts to comply with these regulations have resulted in, and are likely to continue resulting in, increased general and administrative expenses and diversion of management time and attention from revenue-generating activities to compliance activities. Because new and modified laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This evolution may result in continuing uncertainty regarding compliance matters and additional costs necessitated by ongoing revisions to our disclosure and governance practices.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties

Our principal executive offices are located at 7458 Allison Place, Chilliwack, British Columbia, Canada. The office is currently provided to us at no cost by Devon Loosdrecht, our CEO, president, chief financial officer, treasurer and sole director. We believe our current premises are adequate for our current limited operations and we do not anticipate that we will require any additional premises in the foreseeable future. We anticipate that we will continue to utilize these premises so long as the space requirements of our company do not require a larger facility. We do not own any real property.

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

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is quoted under the symbol “GRMX” on the OTCPink quotation system operated by OTC Markets Group, Inc. The criteria for quotation includes that we remain current in our SEC reporting. Currently, no market makers make a market in our stock and no active market exists for our securities. There is no assurance that a regular trading market will develop, or if developed, that it will be sustained. Therefore, a shareholder may be unable to resell securities in our company. Trading in stocks quoted on the OTCPink is often thin and is characterized by wide fluctuations in trading prices due to many factors that may be unrelated or have little to do with a company's operations or business prospects. We cannot assure you that there will be a market for our common stock in the future.

The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions:

Fiscal Year Ending April 30, 2017 and 2016
Quarter Ended	High $	Low $
April 30, 2017	1.42	0.26
January 30, 2017	n/a	n/a
October 31, 2016	0.60	0.36
July 31, 2016	n/a	n/a
April 30, 2016	n/a	n/a
January 30, 2016	n/a	n/a
October 31, 2015	n/a	n/a
July 31, 2015	n/a	n/a

Transfer Agent

Our shares of common stock are issued in registered form. The transfer agent and registrar for our common stock is currently Action Stock Transfer Corp., located at 2469 E Fort Union Blvd, Suite 214, Salt Lake City, UT 84121.

Holders of Our Common Stock

As of July 31, 2017, we had 35,690,434 shares of our common stock issued and outstanding, held by 17 holders of record.

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

Recent Sales of Unregistered Securities

Since the beginning of our fiscal year ended April 30, 2017, we have not sold any equity securities that were not registered under the Securities Act of 1933 that were not previously reported in a quarterly report on Form 10-Q or in a current report on Form 8-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our audited annual financial statements and the related notes thereto for the year ended April 30, 2017 which appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. See “Risk Factors”.

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

Results of Operations for the Years Ended April 30, 2017 and 2016

We generated no revenues for the years April 30, 2017 and 2016. We do not expect to generate revenues until we have established a new business plan and operations and successfully implemented such business plan.

We incurred operating expenses of $150,326 for the year ended April 30, 2017, compared with operating expenses of $52,628 for the year ended April 30, 2016. The most significant changes in operating expenses comprised the following:

  Consulting fees increased to $26,584 (2016 - $nil) due largely to payments made to our President, CEO & CFO, Devon Loosdrecht for executive consulting;
  Legal fees increased to $33,064 (2016 - $23,618) for legal fees related to the arrangement agreement with Garmatex Technologies and various subscription agreements for the year ending April 30, 2017;
  Foreign exchange increased to $26,584 (2016 - $3) due in majority to the Secured and Subordinated loan agreement with Garmatex Technologies which was maintained in Canadian currency and which recognized an exchange loss on settlement at March 8, 2107;
  Investor relations fees increased to $7,484 (2016 - $nil) was due in majority to the signing of an agreement with CoreIR, per the press release filed on May 17, 2017, as well as increased press release costs relating to the Arrangement Agreement and Master Sublicense Agreement with Garmatex Technologies Inc. and;
  Transfer agent and filing fees increased to $28,652 (2016 – $3,005) due largely to the increased number of subscriptions completed during the period ending April 30, 2017, the name change, stock split, and symbol change relating to the terms of the Arrangement Agreement, and the cancellation fee charged for changing transfer agents of record.

We incurred other interest of $2,442 for the year ended April 30, 2017, as compared to $2,180 for the year ended April 30, 2016. Our other expense for 2017 consisted of interest income of $22,074 (2016 - $nil) to reflect the interest accrued on the Secured and Subordinated loan agreement with Garmatex Technologies Inc. Interest expense for 2017 and 2016 included $2,442 and $2,180, respectively, to reflect the interest accrued on promissory notes issued during the periods. Also included in other expenses for 2017 included accretion of debt discounts of $548 (2016 - $nil) and an impairment on notes receivable of $770,161 (2016 - $nil) to reflect amounts related party notes receivable uncertain to be recovered.

We incurred a net loss of $901,403 for the year ended April 30, 2017, as compared with a net loss of $54,808 for the prior year which is directly related to the comparatively increased operating expenses in 2017 and the impairment loss recorded on notes receivable of $770,161.

Liquidity and Capital Resources

As of April 30, 2017, we had cash of $27,880 (2016-$51) and working capital deficit of $(3,030) (2016 - $(7,949)).

Operating Activities

Operating activities used $85,269 in cash for the year ended April 30, 2017 as compared to $13,707 for the prior year ended April 30, 2016. The increase in cash used was attributable to the overall increase in operating expenses and partially offset by the increase in accounts payable and accruals for the year ended April 30, 2017.

Investing Activities

Investing activities used cash of $406,513 for the year ended April 30, 2017 as compared to $nil for the year ended April 30, 2016. This was solely due to funds loaned to Garmatex Technologies under the Secured and Subordinated Loan Agreement.

Financing Activities

Financing activities provided cash of $519,611 for the year ended April 30, 2017, as compared to $13,700 for the year ended April 30, 2016. Cash was mostly comprised of $103,751 (2016 - $13,700) in proceeds from notes payable and $413,284 (2016 - $nil) in proceeds for capital stock subscriptions for the year ended April 30, 2017.

Plan of Operations

We expect that we will require $160,000 to $320,000, in addition to our current cash, to fund our operating expenditures for the next twelve months. Projected working capital requirements for the next twelve months are as follows:

Estimated Working Capital Expenditures During the Next Twelve Months

Operating expenditures

Transaction costs associated with proposed
Garmatex Arrangement	$10,000 to $20,000

General and administrative
(including professional fees)	$150,000 to $300,000

Total	$160,000 to $320,000

General and administrative expenses are expected to include the fees and travel costs we expect to pay in connection with completion of the Garmatex acquisition. In the event that it is successfully completed, we will need to re-assess our 12 month capital requirements in order to reflect our new business activities.

We have issued various promissory notes and private placement agreements to meet our short-term demands. In the past year, we have raised $103,751 in proceeds from the sale of promissory notes and $413,284 in proceeds from capital stock subscriptions, the terms of which are provided in the notes to the financial statements accompanying this annual report. While this source of bridge financing has been helpful in the short term to meet our financial obligations, we will need additional financing to fund our operations and implement our business plan.

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

Outstanding Share Data

As of July 31, 2017, there were 35,690,434 shares of common stock outstanding. In addition, as of July 31, 2017, there 2,095,217 share purchase warrants outstanding and 500,000 shares of common stock were issuable upon conversion of the convertible loan in the aggregate principal amount of $100,000 at the conversion price of $0.20 per share.

Going Concern

Our financial statements have been prepared assuming that we will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have incurred cumulative losses of $1,010,671 for the period April 9, 2014 (inception date) through April 30, 2017, expect to incur further losses in the development of our new business and have been dependent on funding operations through the issuance of convertible debt and private sale of equity securities. These conditions raise substantial doubt about our ability to continue as a going concern. Management’s plans include continuing to finance operations through the private or public placement of debt and/or equity securities and the reduction of expenditures. However, no assurance can be given at this time as to whether we will be able to achieve these objectives.

In its report on our financial statements for the year ended April 30, 2017, our independent registered public accounting firm included an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

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

Recently Issued Accounting Pronouncements

For fiscal years beginning after December 15, 2016:

In November 2015, the FASB issued ASC 2015-17 “Income Taxes (Topic 740) – Balance Sheet Classification of Deferred Taxes” guidance simplifying the presentation of deferred tax liabilities and assets requiring that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. Early adoption permitted.

In August 2014, the FASB issued ASC 2014-15 “Presentation of Financial Statements – Going Concern (Subtopic 205-40) – Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” new guidance which provides details on when and how to disclose going concern uncertainties. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year and to provide certain footnote disclosures if conditions or events raise substantial doubt about an entity’s ability to continue as a going concern. Early adoption is permitted.

For fiscal years beginning after December 15, 2017:

In August 2016, the Financial Accounting Standards Board (“FASB”) issued ASC 2016-15 “Statement of Cash Flows (Topic 230) – Classification of Certain Cash Receipts and Cash Payments”. These amendments are intended to provide guidance for each of the eight issues included, to reduce the current and potential future diversity in practice. Early adoption is permitted including in an interim period.

In January 2016, the FASB issued ASC 2016-01 “Financial Instruments – Overall (Subtopic 825-10) – Recognition and Measurement of Financial Assets and Liabilities” a new standard related primarily to accounting for equity investments, financial liabilities where the fair value option has been elected, and the presentation and disclosure requirements for financial instruments. There will no longer be an available-for-sale classification and therefore, no changes in fair value will be reported in other comprehensive income for equity securities with readily determinable fair values. Early adoption is permitted.

We are currently evaluating the impact of the above standards on our consolidated financial statements. Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on our present or future consolidated financial statements.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:

F-1	Reports of Independent Registered Public Accounting Firm
F-3	Consolidated Balance Sheets as of April 30, 2017 and 2016
F-4	Consolidated Statements of Operations for the years ended April 30, 2017 and April 30, 2016
F-5	Consolidated Statement of Stockholders’ (Deficiency) Equity for year ended April 30, 2016 to April 30, 2017
F-6	Consolidated Statements of Cash Flows for the years ended April 30, 2017 and April 30, 2016
F-7	Notes to Consolidated Financial Statements

GARMATEX HOLDINGS LTD.
(formerly known as Oaxaca Resources Corp.)

CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2017 and 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Garmatex Holdings Ltd. (formerly Oaxaca Resources Corp.)

We have audited the accompanying consolidated balance sheet of Garmatex Holdings Ltd. (the “Company”) as at April 30, 2017 and the related consolidated statements of operations, stockholders’ deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit, these financial statements present fairly, in all material respects, the financial position of the Company as at April30,2017and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, to date the Company has reported losses since inception from operations and requires additional funds to meet its obligations and fund the costs of its operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in this regard are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ DMCL

DALE MATHESON CARR-HILTON LABONTE LLP
CHARTERED PROFESSIONAL ACCOUNTANTS

Vancouver, Canada
July 28, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders’
Garmatex Holdings Ltd. (formerly Oaxaca Resources Corp.)
Chilliwack, British Columbia, Canada

We have audited the accompanying consolidated balance sheet of Garmatex Holdings Ltd. (formerly Oaxaca Resources Corp.) (the "Company") as of April 30, 2016 and the consolidated related statements of operations, changes in stockholders’ deficit and cash flow for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Garmatex Holdings Ltd. (formerly Oaxaca Resources Corp.) as of April 30, 2016 and the results of their operations and their cash flow for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ MaloneBailey, LLP
www.malonebailey.com
Houston, Texas
August 10, 2016

GARMATEX HOLDINGS LTD.
(formerly known as Oaxaca Resources Corp.)
CONSOLIDATED BALANCE SHEETS

	April 30,	April 30,
ASSETS	2017	2016

Current
Cash	$27,880	$51
Prepaid expenses	3,844	-
Due from related party – Note 5	85	79,776
Total current assets	31,809	79,827

Sublicenses – Note 4	1	-

Total assets	$31,810	$79,827

LIABILITIES

Current
Accounts payable and accrued liabilities	$34,155	$8,000
Notes payable – Note 6	4,209	79,776
Due to related party – Note 5	2,576	-
Total current liabilities	40,940	87,776

Long term liabilities
Accrued interest payable – Note 6	-	3,659
Notes payable – Note 6	40,700	40,700
Total long-term liabilities	40,700	44,359

Total liabilities	81,640	132,135

STOCKHOLDERS’ DEFICIT

Preferred stock, $0.001 par value 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value – Note 7 1,125,000,000 shares authorized 35,627,934 and 31,500,000 shares issued and outstanding, respectively	35,628	31,500
Additional paid in capital	906,459	25,460
Obligation to issue shares – Note 7	18,754	-
Accumulated deficit	(1,010,671)	(109,268)

Total stockholders’ deficit	(49,830)	(52,308)

Total liabilities and stockholders’ deficit	$31,810	$79,827

The accompanying notes are an integral part of these consolidated financial statements

GARMATEX HOLDINGS LTD.
(formerly known as Oaxaca Resources Corp.)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended	Year Ended
	April 30, 2017	April 30, 2016

Operating expenses
Audit and accounting fees	$27,423	$25,358
Bank charges	935	144
Consulting fees	26,584	-
Foreign exchange	23,954	3
Legal fees	33,064	23,618
Office expenses	1,461	500
Investor relations	7,484	-
Marketing and social media	769	-
Transfer and filing fees	28,652	3,005

Operating loss	(150,326)	(52,628)

Other income (expense)
Accretion expense – Note 6	(548)	-
Impairment on notes receivable – Note 5	(770,161)	-
Interest income – Note 5	22,074	-
Interest expense – Note 6	(2,442)	(2,180)
Total other expense	(751,077)	(2,180)

Net and comprehensive loss	$(901,403)	$(54,808)

Basic net loss per common share- basic and diluted	$(0.03)	$(0.02)

Weighted average number of common shares outstanding – basic and diluted	33,991,813	31,745,900

The accompanying notes are an integral part of these consolidated financial statements

GARMATEX HOLDINGS LTD.
(formerly known as Oaxaca Resources Corp.)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
For the years ended April 30, 2017 and April 30, 2016

			Additional
			Paid in	Obligation to	Accumulated
	Common Shares		Capital	Issue Shares	Deficit	Total
	Number	Amount

Balance, April 30, 2015	37,500,000	$37,500	$(15,000)	$-	$(54,460)	$(31,960)

Capital stock returned to treasury:	(6,000,000)	(6,000)	6,000	-	-	-
Capital contribution:	-	-	34,460	-	-	34,460
Net loss:	-	-	-	-	(54,808)	(54,808)

Balance, April 30, 2016	31,500,000	31,500	25,460	-	(109,268)	(52,308)

Shares issued for cash received by Garmatex	875,000	875	271,017	-	-	271,892
Shares issued for note payable	250,000	250	79,526	-	-	79,776
Shares issued for cash	2,877,934	2,878	391,652	-	-	394,530
Share issued for convertible debt	125,000	125	38,804	-	-	38,929)
Subscription received	-	-	-	18,754	-	18,754)
Beneficial conversion feature	-	-	100,000	-	-	100,000
Net loss	-	-	-	-	(901,403)	(901,403)

Balance, April 30, 2017	35,627,934	$35,628	$906,459	$18,754	$(1,010,671)	$(49,830)

The accompanying notes are an integral part of these consolidated financial statements

GARMATEX HOLDINGS LTD.
(formerly knowns as Oaxaca Resources Corp.)
CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended	Year Ended
	April 30, 2017	April 30, 2016
Cash flows used in operating activities
Net loss	$(901,403)	$(54,808)

Adjustments to reconcile net loss to net cash used in operating activities:
Capital contribution for expenses paid by related party	-	34,460
Impairment on notes receivable	770,161	-
Accretion of debt discount	548	-
Unrealized foreign exchange	1,602	-

Changes in operating assets and liabilities:
Prepaid expenses	(3,844)	250
Interest receivable	(84)	-
Accounts payable and accrued liabilities	45,399	4,211
Accrued interest	2,442	2,180

Net cash used in operating activities	(85,179)	(13,707)

Cash flows from investing activities
Advanced to related party	(406,513)	-

Net cash used in investing activities:	(406,513)	-

Cash flows from financing activities
Due to/from related party	2,576	-
Notes payable	103,661	13,700
Capital stock issued for cash	394,530	-
Common stock subscriptions received	18,754	-

Net cash provided by financing activities	519,521	13,700

Increase (decrease) in cash during the year	27,829	(7)
Cash, beginning of the year	51	58
Cash, end of the year	$27,880	$51

Interest and taxes paid in cash	$-	$-

Supplemental Cash Flow Information - Note 9

The accompanying notes are an integral part of these consolidated financial statements

GARMATEX HOLDINGS LTD.
(formerly known as Oaxaca Resources Corp.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2017

Note 1	Nature of Operations and Ability to Continue as a Going Concern

On August 15, 2016, the Company changes its corporate name from Oaxaca Resources Inc. to Garmatex Holdings Ltd. Oaxaca Resources Corp. (the “Company”) was incorporated in the State of Nevada, United States of America on April 9, 2014. The Company was originally formed for the purpose of acquiring and developing mineral properties. The Company’s year- end is April 30.

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these consolidated financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. The Company has yet to achieve profitable operations, has an accumulated deficit of $1,010,671 and expects to incur further losses in the development of its business, all of which raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing from shareholders or other sources to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available or on acceptable terms, if at all. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

On April 8, 2016, the Company entered into a definitive Arrangement Agreement with Garmatex Technologies, Inc., a private company incorporated under the laws of the Province of British Columbia, Canada ("Garmatex"), pursuant to which the Company has agreed to acquire all of the issued and outstanding securities of Garmatex in exchange for equivalent securities of the Company by way of a statutory arrangement (the “Arrangement”) pursuant to the Business Corporations Act (British Columbia). The purpose of the Arrangement is for the Company, through the acquisition of Garmatex, to engage in Garmatex’s business of developing and supplying scientifically-engineered fabric technologies. As of the date of this report, the Arrangement Agreement with Garmatex Technologies has expired as conditions of the merger had not yet been satisfied. The two companies continue to negotiate with the intention of reaching a new agreement. All other agreements between them remain intact.

On March 8, 2017, the Company executed an amended, effective August 15, 2016, to the Arrangement, which allowed for an extension of the termination date to May 31, 2017 and settlement of all the loans issued under the previously entered Secured and Subordinated Loan Agreement, dated March 15, 2016, which in aggregate was CDN $953,988. In consideration of the settlement, Garmatex granted a non-exclusive technology Sublicense Agreement, dated March 8, 2017, and a Garmatex Trademark and Technology License Agreement, dated March 9, 2017, to their trade secret formulae and trademarks (note 4).

Upon entering the Sublicense and License Agreements, management has determined that the Company ceased to be a shell company as defined in Rule 12b-2 promulgated under the Securities Exchange Act of 1934 because the Company is now able to fully exploit their intended business model.

Effective August 15, 2016, the Company effected a forward stock split on the basis of 12.5:1. As such, the Company’s authorized capital was increased from 90,000,000 shares of common stock, par value $0.001 to 1,125,000,000 shares of common stock, par value $0.001 and all shares of common stock issued and outstanding were increased on the basis of twelve and one half new shares for each one old shares. These consolidated financial statements give retroactive effect to such forward split and all share and per share amounts have been adjusted accordingly.

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

Variable Interest Entity

The Company follows ASC 810-10 Consolidation to determine if the Company holds a variable interest in a legal entity and if the Company is the primary beneficiary of that variable interest.

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

The Company analyzes all financial instruments with features of both liabilities and equity under ASC Topic 470-20 “Debt with Conversion and Other Options”, ASC Topic 480, “Distinguishing Liabilities from Equity,” and ASC Topic 815, “Derivatives and Hedging.”

Conversion features that are in the money at the commitment date constitute a beneficial conversion feature that is measured at its intrinsic value and recognized as debt discount under ASC 470-20-30-3 through 30-8. Debt discount is amortized as accretion expense over maturity of the debt using the effective interest method.

The carrying value of the Company’s financial assets and liabilities which consist of cash, accounts payable and accrued liabilities, notes payable, and due to related parties, in management’s opinion approximate their fair value due to the short maturity of such instruments. These financial assets and liabilities are valued using Level 3 inputs, except for cash which is at Level 1. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, exchange or credit risks arising from these financial instruments.

Note 4	Technology Sublicensing Agreement

The Company entered into a non-exclusive Sublicense Agreement, dated March 8, 2017 and a Garmatex Trademark & Technology License Agreement, dated March 9, 2017, (collectively, “Master Sublicense Agreement”) with Garmatex whereby the Company was granted various intellectual property rights related to the design, development and manufacturing of various scientifically-engineered fabric technologies and performance technologies; including a patented T3® design, Bact-Out®, CoolSkin®, WarmSkin®, Kottinu™, ColdSkin™, SteelSkin™, Satinu™, CamoSkin™, RecoverySkin™, SlimSkin™, AbsorbSkin™ and IceSkin™ (collectively the foregoing are referred to hereinafter as the “Products”).

Pursuant to the terms of the agreement, the Company acquired the rights to further develop, commercialize, market and distribute certain proprietary inventions and know-how related to the Products. The term of the non-exclusive Sublicense Agreement will continue in perpetuity until the Arrangement Agreement, dated April 8, 2016, is fully completed and Garmatex becomes a wholly owned subsidiary of the Company. Should the Arrangement Agreement not be completed, the Sublicense Agreement will continue in perpetuity unless otherwise agreed upon or amended by both parties.

As consideration for entering into the Master Sublicense Agreement, the Company has agreed to the following terms and conditions: (i) the Parties shall enter into Amendment No. 1 to the Arrangement Agreement, pursuant to which, among other things, the term “Termination Date” will be amended to mean May 31, 2017, or such later date as may be mutually agreed to in writing by the Parties; and (ii) settlement of all the loans issued under the previously entered Secured and Subordinated Loan Agreement, dated March 15, 2016 which in aggregate was CDN $953,988 ($711,586).

The Company performed an analysis of the non-monetary transaction under ASC 845-10, and determined the fair value of the Master Sublicense Agreement to be equal to the book value of the loan, which the Company had written down to $1.00 due to the uncertainty of its recoverability and the uncertainty that the Company will be able to generate future revenues under the Master Sublicense Agreement.

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

As of March 8, 2017, the Company had received promissory notes, for the year ending April 30, 2017, in the aggregate amount of $858,579 CDN (US$640,420) (April 30, 2016 - $100,000 CDN (US$79,776)) from Garmatex, pursuant to the secured and subordinated loan agreement dated April 8, 2016. The notes were bearing interest at 5% per annum and payable semi-annually prior to maturity. Repayment of the notes, together with all outstanding interest accrued, will be due and payable on the earlier of; (a) nine months from the advancement date, (b) the closing of the Arrangement Transactions, and (c) 90 calendar days from the termination of the LOI or any formal Arrangement Transaction agreement which supersedes the LOI. The lender at all times has right to convert any portion of the principal and interest outstanding into securities of the Borrower.

On March 8, 2017, the Company executed an amendment, effective August 15, 2016, to the Arrangement Agreement dated April 8, 2016. The amendment has allowed for settlement of all the loans issued under the previously entered Secured and Subordinated Loan Agreement, dated March 15, 2016 which in aggregate was $953,988 CDN (US$711,586) including accrued interest. In return Garmatex granted a non-exclusive technology sublicense to the trade secret formulae and trademarks for the CoolSkin, RecoverySkin, SlimSkin, Kottinu, AbsorbSkin, ColdSkin, SteelSkin, WarmSkin, and IceSkin products. Due to the uncertainty in recoverability of the loans issued under the Secured and Subordinated Loan Agreement, the Company recorded an impairment to the loan receivable of $711,585, the remaining $1.00 was applied to the carrying value of the sublicense agreement.

On April 19, 2017, the Company received a promissory note in the amount of CDN $60,000 ($45,159) and on April 21, 2017, the Company received a promissory note in the amount of CDN $20,000 ($15,108), both from Garmatex, pursuant to the secured and subordinated loan agreement dated April 8, 2016. The notes were bearing interest at 5% per annum and payable semi-annually prior to maturity. Repayment of the notes, together with all outstanding interest accrued, will be due and payable on the earlier of; (a) nine months from the advancement date, (b) the closing of the Arrangement Transactions, and (c) 90 calendar days from the termination of the LOI or any formal Arrangement Transaction agreement which supersedes the LOI. The lender at all times has right to convert any portion of the principal and interest outstanding into securities of the Borrower. Due to the uncertainty in recoverability of the loans issued under the Secured and Subordinated Loan Agreement, the Company recorded an impairment to the loan receivable of $58,576.

During the year ended April 30, 2017, the Company recorded interest income of $22,074 (2016 - $nil) pursuant to the above notes receivable. Total accrued interest on all outstanding notes receivable as of April 30, 2017, was $85 (April 30, 2016 - $nil).

The Company has performed an analysis of the related party loan balance under ASC 810-10, and determined the loan represents a variable interest in Garmatex. Garmatex is a variable interest entity (“VIE”) and depends on the Company, as well as additional parties, for continuing financial support in order to maintain operations. However, the Company cannot make key operating decisions considered to be most significant to the VIE, and is therefore not considered to be the primary beneficiary. The Company’s maximum exposure to loss approximates to the carrying value of the related party loan balance at April 30, 2017.

As of April 30, 2017, the Company recorded due to related party of $2,576 owing to the current CEO, president, chief financial officer, treasurer, and sole director relating to outstanding management fees and reimbursements.

During the year ended April 30, 2017 and 2016, the principal executive offices were provided at no cost by the Company’s current CEO, president, chief financial officer, treasurer, and sole director.

Note 6	Notes Payable

During the year ended April 30, 2016, the Company issued promissory notes in the aggregate amount of $13,700. The promissory notes are unsecured, bear interest at 6% per annum, and mature on December 31, 2018.

During the year ended April 30, 2016, $27,000 previously advanced to the Company was reclassified as notes payable from related party payables. These amounts bear interest at 6% per annum and mature on December 31, 2018.

During the year ended April 30, 2016, the Company entered into a subscription agreement to issue 250,000 shares of common stock in the Company at a price of CDN $0.40 per common share for proceeds of CDN $100,000 which are being held in trust by Garmatex. As of April 30, 2016, outstanding share subscriptions had not yet been issued by the Company as such the Company has a note payable due to the subscriber of CDN $100,000 ($79,776). Pursuant to the subscription agreement dated June 17, 2016, the subscription was accepted by the Company and is therefore no longer accounted for as a note payable as the shares were issued on June 3, 2016.

On February 22, 2017, the Company entered into an Assignment of Debt agreement with Garmatex and agreed to take assignment of a convertible debenture outstanding in the aggregate amount of CDN $50,000 ($38,929). For consideration of payment, the Company received a promissory note in the amount of CDN $50,000 ($38,929) from Garmatex, pursuant to the secured and subordinated loan agreement dated April 8, 2016. On February 22, 2017, this convertible debenture was settled pursuant to a debt settlement and subscription agreement as described in note 7.

On March 31, 2017, the Company issued a promissory note in the aggregate amount of CDN  $5,000 for a legal retainer paid directly to, Harper Grey LLP, on behalf of the Company, totalling $3,661 (CDN $5,000) by non-related party. The promissory note is unsecured, bears no interest, and matures on May 15, 2017. The Company repaid this promissory note subsequently on May 10, 2017.

On April 28, 2017, the Company issued a convertible loan agreement in the aggregate principal amount of $100,000. This convertible loan agreement is unsecured, bears interest at 5% per annum, compounded annually, is convertible at $0.20 per common share, and is due in full including principal and accrued interest at its date of maturity on April 28, 2018. The Company recorded a debt discount of $100,000 related to the beneficial conversion feature. The expense was measured at the intrinsic value of the beneficial conversion feature at the commitment date and is being amortized as accretion expense over maturity using the effective interest method. For the year ended April 30, 2017, the Company incurred $548 (2016 - $nil) in accretion expense pursuant to this debt discount.

During the year ended April 30, 2017, the Company incurred interest expense of $2,442 (2016 - $2,180) pursuant to long term notes payable of $40,700. Total accrued interest on all outstanding notes payable as of April 30, 2017, was $6,101 (April 30, 2016 - $3,659).

Note 7	Capital Stock

a) Authorized share capital

The authorized common stock of the Company consists of 1,125,000,000 shares of common stock with par value of $0.001 and 10,000,000 shares of preferred stock with a par value of $0.001. As of April 30, 2017, the Company had 35,627,934 shares of common stock and no shares of preferred stock outstanding.

b)    Issued share capital

Year ended April 30, 2016

On May 15, 2015, the former President and Chief Executive Officer returned 480,000 shares of common stock back to treasury of the Company for $nil consideration. The Company recorded a reduction to common stock of $480 and an increase in additional paid in capital as a result of this transaction.

Year ended April 30, 2017

On June 3, 2016, the Company issued 875,000 Units of the Company at a price of CDN $0.40 per unit for aggregate proceeds of CDN $350,000 ($271,892) pursuant to a private placement agreement. The proceeds from the issuance of these units was paid by the subscribers directly to Garmatex and included in the amount receivable (note 5). Each unit consists of one common share in the capital of the Company and one-half of one non-transferable common share purchase warrant. Each warrant will entitle the holder to acquire one common share at a price of $0.60 per warrant share.

On June 17, 2016, the Company issued 250,000 Units of the Company at a price of CDN $0.40 per Unit to satisfy a note payable in the amount of CDN $100,000 ($79,776) which was due as of April 30, 2016 (note 6). Each unit consists of one common share in the capital of the Company and one-half of one non-transferable common share purchase warrant. Each warrant will entitle the holder to acquire one common share at a price of $0.60 per warrant share.

On August 15, 2016, the Company issued 125,000 Units at a price of CDN $0.40 per common share for consideration of CDN $50,000 ($38,531) pursuant to a subscription agreement. Each unit consists of one common share in the capital of the Company and one-half of one non-transferable common share purchase warrant. Each warrant will entitle the holder to acquire one common share at a price of $0.60 per warrant share.

On August 15, 2016, the Company issued 294,111 Units at a price of $0.34 per common share for consideration of $100,000 pursuant to a subscription agreement. Each unit consists of one common share in the capital of the Company and one-half of one non-transferable common share purchase warrant. Each warrant will entitle the holder to acquire one common share at a price of $0.60 per warrant share.

On October 5, 2016, the Company issued 223,529 Units at a price of $0.34 per common share for consideration of $76,000 pursuant to a subscription agreement. Each unit consists of one common share in the capital of the Company and one-half of one non-transferable common share purchase warrant. Each warrant will entitle the holder to acquire one common share at a price of $0.60 per warrant share.

On November 22, 2016, the Company completed a private placement agreement pursuant to which it issued 2,000,000 Units at a price of $0.05 per common share for consideration of $100,000. Each unit consists of one common share in the capital of the Company and one-half of one non-transferable common share purchase warrant. Each warrant will entitle the holder to acquire one common share at a price of $0.60 per warrant share.

On February 22, 2017, the Company issued 125,000 units at a price of CDN $0.40 per unit for consideration of CDN $50,000 ($38,929) which was received through a settlement of convertible debt, per note 6. Each unit consists of one common share in the capital of the Company and one-half of one non-transferable common share purchase warrant. Each warrant will entitle the holder to acquire one common share at a price of $0.60 per warrant share.

On February 17, 2017, the Company issued 161,765 units at a price of $0.34 per unit for consideration of $55,000 pursuant to a subscription agreement. Each unit issued consists of one common share in the capital of the Company and one-half of one non-transferable common share purchase warrant. Each warrant will entitle the holder to acquire one common share at a price of $0.60 per warrant share.

On March 23, 2017, the Company issued 73,529 units at a price of $0.34 per unit for consideration of $25,000 pursuant to a subscription agreement. Each unit issued consists of one common share in the capital of the Company and one-half of one non-transferable common share purchase warrant. Each warrant will entitle the holder to acquire one common share at a price of $0.60 per warrant share.

c)    Contributed Capital

On March 16, 2016, the Company entered into an indemnity agreement regarding the sale of 1,320,000 shares of common stock owned by a majority shareholder whereby, in connection with the stock sale, the shareholder indemnified the Company and its affiliates against all debts, adverse claims, liabilities, and obligations arising from or related to accounts payable totalling $34,460.

d)    Shares to be Issued

Included in shares to be issued at April 30, 2017 is an amount of $18,754 (CDN $25,000) in cash received for the subscription of shares. These shares were issued subsequent to April 30, 2017 pursuant to a private placement dated June 5, 2017.

e)    Warrants

At April 30, 2017, the Company had 2,063,967 share purchase warrants outstanding as follows:

	Exercise	Expiry
Number	Price	Date
500,000	$0.60	June 17, 2018
62,500	$0.60	July 17, 2018
147,056	$0.60	July 28, 2018
111,765	$0.60	October 3, 2018
1,000,000	$0.60	November 22, 2018
80,883	$0.60	February 17, 2019
187,500	$0.60	February 22, 2019
36,764	$0.60	March 23, 2019

2,063,967

During the year ended April 30, 2017, the Company issued an aggregate of 2,063,967 warrants, exercisable at a weighted average exercise price of $0.60 per share for a period of two years from the date of issuance, pursuant to subscription agreements. Each warrant entitles the holder the right to purchase one common share.

Note 8	Income Taxes

A reconciliation of the income tax provision computed at statutory rates to the reported tax provision is as follows:

	Year Ended	Year Ended
	April 30, 2017	April 30, 2016
Basic statutory and state income tax rate	35%	35%
Approximate loss before income taxes	$901,403	$54,808
Expected approximate tax recovery on net loss, before income tax	$315,491	$19,183
Changes in valuation allowance	(315,491)	(19,183)
Deferred income tax recovery	$-	$-

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	April 30, 2017	April 30, 2016
Deferred income tax assets
Non-capital losses carried forward	$353,735	$38,244
Less: valuation allowance	(353,735)	(38,244)
Deferred income tax assets	$-	$-

At April 30, 2017, the Company has incurred accumulated net operating losses in the United States of America totalling approximately $1,010,671 which are available to reduce taxable income in future taxation years. These losses expire as follows:

Year of Expiry	Amount
2033	$1,488
2034	$52,972
2035	$54,808
2036	$901,403

Section 382 of the Internal Revenue Code of 1986, as amended. Ownership changes may limit the amount of the NOL carry forwards that can be utilized annually to offset future taxable income and tax, respectively.

The amount taken into income as deferred tax assets must reflect that portion of the income tax loss carry forwards that is more-likely-than-not to be realized from future operations. The Company has chosen to provide an allowance of 100% against all available income tax loss carry forwards, regardless of their time of expiry.

Note 9	Supplemental Cash Flow Information

Investing and financing activities that do not have a direct impact on current cash flows are excluded from the statement of cash flows.

	Year ended	Year ended
	April 30, 2017	April 30, 2016

Common stock issued for note payable	79,776	-
Common stock issued for cash loaned to related party	271,892	-
Common stock issued for convertible note payable	38,929	-
Assumption of convertible note payable	(38,929)	-
Operating expenses paid directly by related party	19,805	-
Settlement of related party loan for sublicense rights	1	-
Due from related party	-	79,776
Note payable	-	(79,776)
Reclassification of related party debt	-	22,000
Reallocation of capital stock to APIC upon return to treasury of 480,000 share of common stock for $nil consideration	$-	$480

Note 10	Commitments

Pursuant to a Marketing and Consulting Agreement, dated April 24, 2017, the Company committed to pay a retainer of $5,000 per month until June 24, 2017 and $10,000 per month from July 24, 2017 until March 24, 2018. As additional consideration for services, the Company also agreed to issue 112,000 shares of common stock on July 24, 2017 as per the Form 8-K filed with the SEC on June 23, 2017.

Note 11	Subsequent Events

On June 5, 2017, the Company agreed to issue 62,500 units at a price of CDN $0.40 per unit for consideration of CDN $25,000 (US$18,754) which is included in shares to be issued at April 30, 2017 (note 7) pursuant to a subscription agreement. Each unit issued consists of one common share in the capital of the Company and one-half of one non-transferable common share purchase warrant. Each warrant will entitle the holder to acquire one common share at a price of $0.60 per warrant share.

On July 28, 2017, the Company agreed to issue a promissory note, bearing interest at 5% per annum, in the aggregate amount of CDN $2,760 and USD $2,575 for amounts paid directly to Clark Wilson LLP and Malone Bailey LLP, respectively, on behalf of the Company.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On June 2, 2017, we dismissed MaloneBailey, LLP as our company’s independent registered public accounting firm. The dismissal of MaloneBailey, LLP was approved by our company’s board of directors.

MaloneBailey, LLP’s report on our company’s financial statements for the fiscal years ended April 30, 2016 and April 30, 2015 did not contain an adverse opinion or disclaimer of opinion, or qualification or modification as to uncertainty, audit scope, or accounting principles, except that such report on our company’s financial statements contained an explanatory paragraph in respect to the substantial doubt about our ability to continue as a going concern.

During our company’s fiscal years ended April 30, 2016 and April 30, 2015 and in the subsequent interim period through the date of dismissal, there were no disagreements, resolved or not, with MaloneBailey, LLP on any matter of accounting principles or practices, financial statement disclosure, or audit scope and procedures, which disagreement, if not resolved to the satisfaction of MaloneBailey, LLP, would have caused MaloneBailey, LLP to make reference to the subject matter of the disagreement in connection with a report on our financial statements.

Except as disclosed below, during our company’s fiscal years ended April 30, 2016 and April 30, 2015 and in the subsequent interim period through the date of dismissal, there were no reportable events as described in Item 304(a)(1)(v) of Regulation S-K.

In connection of the audit of our financial statements as of and for the years ended April 30, 2016 and April 30, 2015 and the review of our financial statements as of and for the nine month period ended January 31, 2017, MaloneBailey LLP advised us that it had identified the following control deficiencies to be material weaknesses:

  inadequate segregation of duties and effective risk assessment; and

  insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

We agreed with MaloneBailey, LLP on these matters.

On June 2, 2017, we appointed Dale Matheson Carr-Hilton LaBonte LLC (“DMCL”) as our company’s independent registered public accounting firm. The appointment of DMCL was approved by our company’s board of directors.

During our company’s fiscal years ended April 30, 2016 and April 30, 2015 and in the subsequent interim period through the date of appointment of DMCL, we have not consulted with DMCL regarding either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, nor has DMCL provided to our company a written report or oral advice that DMCL concluded was an important factor considered by our company in reaching a decision as to the accounting, auditing or financial reporting issue. In addition, during such periods, our company has not consulted with DMCL regarding any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) and the related instructions) or a reportable event (as described in Item 304(a)(1)(v) of Regulation S-K).

On May 15, 2015, we dismissed DeJoya Griffith, LLC (the “Former Accountant”) as our independent auditor. Also on May 15, 2015, we appointed Malone Bailey LLP (the “New Accountant”) as our new independent registered public accounting firm.

The Former Accountant’s audit reports on the financial statements for our fiscal year ended April 30, 2014 contained no adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles, with exception of uncertainty regarding our ability to continue as a going concern.

During the fiscal year ended April 30, 2014, and through the subsequent periods ended May 15, 2015, there were no “disagreements” (as such term is defined in Item 304 of Regulation S-K) with the Former Accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to the satisfaction of the Former Accountant would have caused them to make reference thereto in their reports on the financial statements for such periods.

During the fiscal year ended April 30, 2014, and through the subsequent periods ended May 15, 2015, there were the following “reportable events” (as such term is defined in Item 304 of Regulation S-K). As disclosed in Part I, Item 4 of our Form 10-Q for the quarterly period ended January 31, 2015, our management determined that our internal controls over financial reporting were not effective as of the end of such period due to the existence of material weaknesses related to the following:

  material weaknesses exist in the segregation of duties required for effective controls and various reconciliation and control procedures not regularly performed due to the lack of staff and resources.

  these material weaknesses have not been remediated as of May 21, 2015.

Other than as disclosed above, there were no reportable events during the fiscal year ended April 30, 2014, and through the subsequent periods ended May 15, 2015.

Prior to retaining the New Accountant, we did not consult with the New Accountant regarding either: (i) the application of accounting principles to a specified transaction, either contemplated or proposed, or the type of audit opinion that might be rendered on our financial statements; or (ii) any matter that was the subject of a “disagreement” or a “reportable event” (as those terms are defined in Item 304 of Regulation S-K).

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

Our principal executive officer and principal financial officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2017. Based on this evaluation he concluded that, as of April 30, 2017, our disclosure controls and procedures were not effective such that the information relating to us that is required to be disclosed in our SEC reports: (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms; and (ii) is accumulated and communicated to our management, including our principal executive and financial officer, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management has assessed the effectiveness of our internal control over financial reporting as of April 30, 2017 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Tredway Commission. As a result of this assessment, management concluded that, as of April 30, 2017, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending April 30, 2018: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; (ii) adopt sufficient written policies and procedures for accounting and financial reporting; and (iii) appoint additional independent directors that can serve as members of an audit committee. The remediation efforts will be largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth fiscal quarter of the fiscal year ended April 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Internal Controls

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting are or will be capable of preventing or detecting all errors or all fraud. Any control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements, due to error or fraud will not occur or that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns may occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risk.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table contains information with respect to our current executive officers and directors:

Name	Age	Principal Positions with Us
Devon Loosdrecht	32	President, Treasurer, Chief Executive Officer, Chief Financial Officer and sole Director

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

Committees of the Board of Directors

We do not presently have a separately designated standing audit committee, compensation committee, nominating committee, executive committee, or any other committees of our board of directors. The functions of those committees are undertaken by our board of directors.

A shareholder who wishes to communicate with our board of directors may do so by directing a written request addressed to our CEO and director, Devon Loosdrecht, at the address appearing on the first page of this annual report.

Audit Committee

We have not established a separately designated standing audit committee. However, we intend to establish a new audit committee of the board of directors that shall consist of independent directors. The audit committee’s duties will be to recommend to our board of directors the engagement of an independent registered public accounting firm to auditour financial statements and to reviewour accounting and auditing principles. The audit committee will review the scope, timing and fees for the annual audit and the results of audit examinations performed by the internal auditors and independent registered public accounting firm, including their recommendations to improve the system of accounting and internal controls. The audit committee shall at all times be composed exclusively of directors who are, in the opinion of our board of directors, free from any relationship which would interfere with the exercise of independent judgment as a committee member and who possess an understanding of financial statements and generally accepted accounting principles.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the SEC, and to provide us with copies of those filings. Based solely on the copies of such reports received by us, we believe that all Section 16(a) filing requirements applicable to our executive officers and directors and 10% stockholders were met for the year ended April 30, 2017.

Item 11. Executive Compensation

The particulars of compensation paid to the following persons:

(a)	all individuals serving as our principal executive officer during the year ended April 30, 2017;

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the year ended April 30, 2017; and

(c)	up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at April 30, 2017,

who we will collectively refer to as “named executive officers”, for all services rendered in all capacities to our company for the years ended April 30, 2017 and 2016, are set out in the following table:

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Devon Loosdrecht(1) President, CEO, Chief Financial Officer, Treasurer, and Director	2017 2016	0 0	0 0	0 0	0 0	0 0	0 0	16,084 0	16,084 0

(1)	Mr. Loosdrecht was appointed to all positions effective March 14, 2016.

Narrative Disclosure to Summary Compensation Table

During the fiscal year ended April 30, 2017, we paid Devon Loosdrecht $16,084 for executive consulting.

We do not have any arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive stock options at the discretion of our board of directors in the future. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our board from time to time.

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

Outstanding Equity Awards at Fiscal Year-End

As at April 30, 2017, we had not adopted any equity compensation plan and no stock, options or other equity securities were awarded to our executive officers during the year ended April 30, 2017.

Compensation of Directors

We have no formal plan for compensating our directors for their services as directors. Our directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of July 31, 2017, certain information with respect to the beneficial ownership of our common stock by each executive officer and director, by each person known by us to beneficially own more than 5% of our common stock and by our executive officers and directors as a group. Except as otherwise indicated, all shares are owned directly and the percentage shown is based on 35,690,434 shares of common stock issued and outstanding on July 31, 2017.

Amount of
Title of	Name and address of	beneficial	Percent
class	beneficial owner	ownership	of class
Common	Devon Loosdrecht 7458 Allison Place Chilliwack, British Columbia, Canada	16,500,000	46.23%
Common	Total all executive officers and directors (one person)	16,500,000	46.23%

Common	Other 5% Shareholders
	None	n/a	n/a
Common	Total other 5% Shareholders	n/a	n/a

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

Other than as disclosed below,there has been no transaction, since May 1, 2015, or currently proposed transaction, in which our company was or is to be a participant and the amount involved exceeds $558.18, being the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years, and in which any of the following persons had or will have a direct or indirect material interest:

(a)	Any director or executive officer of our company;

(b)	Any person who beneficially owns, directly or indirectly, more than 5% of any class of our voting securities;

(c)	Any of our promoters;

(d)	Any person who acquired control of our company when it was a shell company or any person that is part of a group, consisting of two or more persons that agreed to act together for the purpose of acquiring, holding, voting or disposing of our common stock, that acquired control of our company when it was a shell company; and

(e)	Any member of the immediate family (including spouse, parents, children, siblings and in- laws) of any of the foregoing persons.

1.	On May 15, 2015, Mr. Montes returned 480,000 shares of common stock to us, which were subsequently cancelled for $nil consideration.

2.	On June 2, 2015, AutoHouse Technologies Inc. (“AutoHouse”), a company controlled by Mike Gilliland, our former sole director and officer, loaned our company $6,000 and we issued it a promissory note in the amount of $6,000. The promissory note is unsecured, bears interest at 6% per annum, and matures on December 31, 2018.

3.	On June 8, 2015, AutoHouse loaned our company $1,500 and we issued it a promissory note in the amount of $1,500. The promissory note is unsecured, bears interest at 6% per annum, and matures on December 31, 2018.

4.	On September 11, 2015, AutoHouse loaned our company $100 and we issued it a promissory note in the amount of $100. The promissory note is unsecured, bears interest at 6% per annum, and matures on December 31, 2018.

5.	As of April 30, 2017, we have a related party balance of $2,576 owing to Devon Loosdrecht for amounts outstanding related to management fees and reimbursements.

We do not currently have any conflicts of interest by or among our current officer, director, key employee, or advisors. We have not yet formulated a policy for handling conflicts of interest; however, we intend to do so prior to hiring any additional employees.

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

DMCL LLP has served as our independent registered public accounting firm since June 2017. Changes in registrant’s certifying accountant was filed as Form 8-K on June 15, 2017 and is effective as of the year ending April 30, 2017.

Aggregate fees for professional services rendered to our company by DMCL LLP, our independent registered public accounting firm, for the years ended April 30, 2017 and 2016 are set below:

Financial Statements for the
Year Ended April 30,	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2017	$5,000	$0	$0	$0
2016	$0	$0	$0	$0

Aggregate fees for professional services rendered to our company by Malone Bailey LLP, our previous independent registered public accounting firm, for the years ended April 30, 2017 and 2016 are set forth below:

Financial Statements for the
Year Ended April 30,	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2017	$10,500	$0	$0	$0
2016	$10,000	$0	$0	$0

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

Financial Statements (See Item 8)

(b) Exhibits

Exhibit
Number	Description
(3)	Articles of Incorporation and Bylaws
3.1(1)	Articles of Incorporation
3.2(12)	Articles of Merger
3.2(12)	Certificate of Change
3.2(12)	Certificate of Correction for Articles of Merger
3.2(12)	Certificate of Correction for Certificate of Change
3.3(3)	Amended Bylaws
(10)	Material Contracts
10.1(4)	Arrangement Agreement with Garmatex Technologies, Inc. dated April 8, 2016
10.2(4)	Form of Lock-Up Agreement with Garmatex Securityholders
10.3(5)	Secured and Subordinated Loan Agreement with Garmatex dated March 15, 2016
10.4(6)	Form of Warrant Certificate
10.5(6)	Form of Subscription Agreement
10.6(7)	Promissory Note dated February 10, 2016
10.7(8)	Sublicense Agreement dated March 8, 2017between the Company and Garmatex Technologies, Inc.
10.8(8)	Amendment No. 1 to the Arrangement Agreement between the Company and Garmatex Technologies, Inc.
10.9(8)	Garmatex Trademark & Technology License Agreement dated March 9, 2017 between the Company and Garmatex Technologies, Inc.
10.10(8)	Settlement Agreement and General Mutual Release dated March 2017 between the Company and Garmatex Technologies, Inc.
10.11(8)	Assignment Agreement dated March 9, 2017 by and among Garmatex Technologies, Inc., Garmatex, Inc. and the Company
10.12(8)	Amendment and Termination Agreement dated March 9, 2017 by and among Garmatex Technologies, Inc., Garmatex, Inc. and the Company
10.13(10)	Marketing and Consulting Agreement dated April 24, 2017 with CorProminence LLC
10.14(11)	Loan Agreement dated April 28, 2017 with BGC Consultants Limited
10.15(11)	Assignment of Debt Agreement dated July 6, 2017 between BGC Consultants Limited and Robert Bregani
(16)	Letter re Change in Certifying Accountant
16.1(2)	Letter from De Joya Griffith, LLC dated May 21, 2015
16.2(9)	Letter from MaloneBailey, LLP dated June 12, 2017
(21)	Subsidiaries
21.1	Subsidiaries of Garmatex Holdings Ltd. ORC Exploration LLC, a Nevada corporation
(31)	Rule 13a-14 Certifications
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(32)	Section 1350 Certifications
32.1*	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(101)	Interactive Data File
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

* Filed herewith.

(1)	Filed as an exhibit to our registration statement on Form S-1 as filed on June 20, 2014 and incorporated herein by reference.
(2)	Filed as an exhibit to our current report on Form 8-K as filed on May 22, 2015 and incorporated herein by reference.

(3)	Filed as an exhibit to our current report on Form 8-K as filed on July 26, 2016 and incorporated herein by reference.
(4)	Filed as an exhibit to our current report on Form 8-K as filed on April 14, 2016 and incorporated herein by reference.
(5)	Filed as an exhibit to our current report on Form 8-K as filed on March 16, 2016 and incorporated herein by reference.
(6)	Filed as an exhibit to our current report on Form 8-K as filed on May 18, 2016 and incorporated herein by reference.
(7)	Filed as an exhibit to our quarterly report on Form 10-Q as filed on March 9, 2016 and incorporated herein by reference.
(8)	Filed as an exhibit to our current report on Form 8-K as filed on March 16, 2017 and incorporated herein by reference
(9)	Filed as an exhibit to our current report on Form 8-K as filed on June 15, 2017 and incorporated herein by reference.
(10)	Filed as an exhibit to our current report on Form 8-K as filed on June 23, 2017 and incorporated herein by reference.
(11)	Filed as an exhibit to our current report on Form 8-K as filed on July 19, 2017 and incorporated herein by reference.
(12)	Filed as an exhibit to our current report on Form 8-K as filed on August 16, 2016 and incorporated herein by reference.

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

Date: July 31, 2017