Form 10-Q
period 2017-07-31
GARMATEX HOLDINGS LTD.
filed 2017-09-14
CIK 1606364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 2017

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
Yes [  ]  No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [  ] Accelerated filer [  ] Non-accelerated filer [  ] (Do not check if a smaller reporting company) Smaller reporting company [X] Emerging growth company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
Yes [  ]  No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [  ]  No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of September 14, 2017, there were 35,690,434 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our consolidated financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of July 31, 2017, (unaudited) and April 30, 2017;
F-2	Consolidated Statements of Operations for the three months ended July 31, 2017 and 2016 (unaudited);
F-3	Consolidated Statements of Stockholders’ Equity (Deficit) for the three months ended July 31, 2017 (unaudited);
F-4	Consolidated Statements of Cash Flows for the three months ended July 31, 2017 and 2016 (unaudited);
F-4	Notes to Consolidated Financial Statements (unaudited).

These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended July 31, 2017 are not necessarily indicative of the results that can be expected for the full year.

GARMATEX HOLDINGS LTD.
(formerly known as Oaxaca Resources Corp.)

INTERIM CONDESNED CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended July 31, 2017 and 2016

(Unaudited)

GARMATEX HOLDINGS LTD.
(formerly known as Oaxaca Resources Corp.)
INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
(EXPRESSED IN US DOLLARS)

	July 31,	April 30,
ASSETS	2017	2017
	(unaudited)

Current
Cash	$51	$27,880
Prepaid expenses	1,682	3,844
Due from related party – Note 4	-	85
Total current assets	1,733	31,809

Sublicenses - Note 3	1	1

Total assets	$1,734	$31,810

LIABILITIES

Current
Accounts payable and accrued liabilities	$53,574	$34,155
Notes payable – Note 5	30,539	4,209
Due to related party – Note 4	9,689	2,576
Total current liabilities	93,802	40,940

Long term liabilities
Promissory notes payable – Note 5	40,700	40,700
Total long-term liabilities	40,700	40,700

Total liabilities	134,502	81,640

STOCKHOLDERS’ DEFICIT

Preferred stock, $0.001 par value 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value – Note 6 1,125,000,000 shares authorized 35,690,434 and 35,627,934 shares issued and outstanding, respectively	35,690	35,628
Additional paid in capital	925,151	906,459
Obligation to issue shares	-	18,754
Accumulated deficit	(1,093,609)	(1,010,671)

Total stockholders’ deficit	(132,768)	(49,830)

Total liabilities & stockholders’ deficit	$1,734	$31,810

The accompanying notes are an integral part of these consolidated unaudited financial statements

GARMATEX HOLDINGS LTD.
(formerly known as Oaxaca Resources Corp.)
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	July 31,
	2017	2016
Operating expenses
Audit and accounting fees	$7,178	$3,174
Bank charges	306	13
Consulting fees	11,217	13,968
Investor relations	11,321	-
Foreign exchange loss	1,733	5,912
Legal fees	16,241	3,271
Marketing and social media	2,426	-
Transfer and filing fees	5,324	7,632

Total operating loss	(55,746)	(33,970)

Accretion expense – Note 5	(25,205)	-
Impairment on note receivable – Note 5	(84)	-
Interest income – Note 4	-	4,807
Interest expense – Note 5	(1,903)	(615)
Total other income (expense)	(27,192)	4,192

Net loss for the period	$(82,938)	$(29,778)

Basic and diluted net loss per common share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding – basic and diluted	35,665,977	32,316,656

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements

GARMATEX HOLDINGS LTD.
(formerly known as Oaxaca Resources Corp.)
INTERIM CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
(Unaudited)

			Additional
			Paid in	Shares to be	Accumulated
	Common Shares		Capital	Issued	Deficit	Total
	Number	Amount

Balance, April 30, 2016	31,500,000	31,500	25,460	-	(109,268)	(52,308)
Shares issued for cash received by Garmatex	875,000	875	271,017	-	-	271,892
Shares issued for note payable	250,000	250	79,526	-	-	79,776
Shares issued for cash	2,877,934	2,878	391,652	-	-	394,530
Shares issued for convertible debt	125,000	125	38,804	-	-	38,929
Subscription received	-	-	-	18,754	-	18,754
Beneficial conversion feature	-	-	100,000	-	-	100,000
Net loss	-	-	-	-	(901,403)	(901,403)
Balance, April 30, 2017	35,627,934	$35,628	$906,459	$18,754	$(1,010,671)	$(49,830)
Shares issued for cash – Note 6	62,500	62	18,692	(18,754)	-	-
Net loss	-	-	-	-	(82,938)	(82,938)
Balance, July 31, 2017	35,690,434	$35,690	$925,151	$-	$(1,093,609)	$(132,768)

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements

GARMATEX HOLDINGS LTD.
(formerly known as Oaxaca Resources Corp.)
INTERIM CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	For the Three Months Ended
	July 31, 2017	July 31, 2016
Cash flows used in operating activities
Net loss for the period	$(82,938)	$(29,778)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment on notes receivable	84	-
Accretion of debt discount	25,205	-
Interest expense	1,903	615
Unrealized foreign exchange	2,292	-
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	20,556	29,397
Prepaid expenses	1,898	(4,807)
Net cash used in operating activities	(31,000)	(4,573)

Cash flows used in investing activities
Advanced to related party	-	(130,010)
Net cash used in investing activities	-	(130,010)

Cash flows from financing activities
Cash received for common stock issuable	-	138,531
Proceeds from due to related party notes	7,114	-
Payments on note payable	(3,656)	-
Net cash provided by financing activities	3,458	138,531

Effect of foreign exchange rate changes on cash	(287)	-

Change in cash during the period	(27,829)	3,948
Cash, beginning of the period	27,880	51
Cash, end of the period	$51	$3,999

Interest and taxes paid in cash	$-	$-

Supplemental Cash Flow Information - Note 7

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements

GARMATEX HOLDINGS LTD.
(formerly known as Oaxaca Resources Corp.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited)
For the three months ended July 31, 2017 and 2016

Note 1	Basis of Presentation

While the information presented in the accompanying interim consolidated financial statements for the three months ended July 31, 2017 and 2016 is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim period presented in accordance with the accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements (and notes thereto) for the years ended April 30, 2017 and 2016 included elsewhere in the Company’s 10K filed with the SEC on July 31, 2017.

Operating results for the three months ended July 31, 2017 are not necessarily indicative of the results that can be expected for the year ending April 30, 2018.

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

These interim unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these interim unaudited consolidated financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. The Company has yet to achieve profitable operations, has an accumulated deficit of $1,093,609 and expects to incur further losses in the development of its business, all of which raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing from shareholders or other sources to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available or on acceptable terms, if at all. The interim unaudited consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

GARMATEX HOLDINGS LTD.
(formerly known as Oaxaca Resources Corp.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited)
For the three months ended July 31, 2017 and 2016

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

On March 8, 2017, the Company executed an amended, effective August 15, 2016, to the Arrangement, which allowed for an extension of the termination date to May 31, 2017 and settlement of all the loans issued under the previously entered Secured and Subordinated Loan Agreement, dated March 15, 2016, which in aggregate was CDN $953,988. In consideration of the settlement, Garmatex granted a non-exclusive technology Sublicense Agreement, dated March 8, 2017, and a Garmatex Trademark and Technology License Agreement, dated March 9, 2017, to their trade secret formulae and trademarks (note 3).

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

Note 3	Technology Sublicensing Agreement

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

GARMATEX HOLDINGS LTD.
(formerly known as Oaxaca Resources Corp.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited)
For the three months ended July 31, 2017 and 2016

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

GARMATEX HOLDINGS LTD.
(formerly known as Oaxaca Resources Corp.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited)
For the three months ended July 31, 2017 and 2016

During the three months ended July 31, 2017, the Company recorded interest income of $nil (2016 - $4,807) pursuant to the above notes receivable. Total accrued interest on all outstanding notes receivable as of July 31, 2017, was $nil (April 30, 2017 - $85). The Company recorded an impairment to the interest receivable of $85 due to the impairment recorded on the loan receivable as of April 30, 2017.

The Company has performed an analysis of the related party loan balance under ASC 810-10, and determined the loan represents a variable interest in Garmatex. Garmatex is a variable interest entity (“VIE”) and depends on the Company, as well as additional parties, for continuing financial support in order to maintain operations. However, the Company cannot make key operating decisions considered to be most significant to the VIE, and is therefore not considered to be the primary beneficiary. The Company’s maximum exposure to loss approximates to the carrying value of the related party loan balance at July 31, 2017.

As of July 31, 2017, the Company recorded due to related party of $9,689 (April 30, 2017 - $2,576) owing to the current CEO, president, chief financial officer, treasurer, and sole director relating to outstanding management fees and reimbursements.

During the three months ended April 30, 2017 and 2016, the principal executive offices were provided at no cost by the Company’s current CEO, president, chief financial officer, treasurer, and sole director.

Note 5	Notes Payable

On March 31, 2017, the Company issued a promissory note in the aggregate amount of CDN$5,000 for a legal retainer paid directly to, Harper Grey LLP, on behalf of the Company, totalling $3,656 (CDN$5,000) by a non-related party. The promissory note is unsecured, bears no interest, and matures on May 15, 2017. The Company repaid this promissory note on May 10, 2017.

On April 28, 2017, the Company issued a convertible loan agreement in the aggregate principal amount of $100,000. This convertible loan agreement is unsecured, bears interest at 5% per annum, compounded annually, is convertible at $0.20 per common share, and is due in full including principal and accrued interest at its date of maturity on April 28, 2018. The Company recorded a debt discount of $100,000 related to the beneficial conversion feature. The expense was measured at the intrinsic value of the beneficial conversion feature at the commitment date and is being amortized as accretion expense over maturity using the effective interest method. For the three months ended July 31, 2017, the Company incurred $25,205 (2016 - $nil) in accretion expense pursuant to this debt discount.

On July 6, 2017, the convertible loan holder unconditionally assigned all of their right, title, and interest in the convertible note.

On July 28, 2017, the Company agreed to issue a promissory note, bearing interest at 5% per annum, in the aggregate amount of $2,210 (CDN $2,760) and $2,575 for amounts paid directly to Clark Wilson LLP and Malone Bailey LLP, respectively, on behalf of the Company to a non-related party.

GARMATEX HOLDINGS LTD.
(formerly known as Oaxaca Resources Corp.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited)
For the three months ended July 31, 2017 and 2016

During the three months ended July 31, 2017, the Company charged interest expense of $1,903 (2016 - $615) pursuant to notes payable of $40,700 and convertible notes payable of $100,000. Total accrued interest on all outstanding notes payable as of July 31, 2017, was $8,004 (April 30, 2017 - $6,101).

Note 6	Capital Stock

a)	Authorized share capital

The authorized common stock of the Company consists of 1,125,000,000 shares of common stock with par value of $0.001 and 10,000,000 shares of preferred stock with a par value of $0.001. As of July 31, 2017, the Company had 35,690,434 shares of common stock and no shares of preferred stock outstanding.

b)	Issued share capital

On June 5, 2017, the Company agreed to issue 62,500 units at a price of CDN $0.40 per unit for consideration of CDN $25,000 (US$18,754) which is included in shares to be issued at April 30, 2017 pursuant to a subscription agreement. Each unit issued consists of one common share in the capital of the Company and one-half of one non-transferable common share purchase warrant. Each warrant will entitle the holder to acquire one common share at a price of $0.60 per warrant share.

c)	Warrants

At July 31, 2017, the Company had 2,095,217 share purchase warrants outstanding as follows:

	Exercise	Expiry
Number	Price	Date
437,500	$0.60	June 17, 2018
62,500	$0.60	July 17, 2018
147,056	$0.60	July 28, 2018
111,765	$0.60	October 3, 2018
1,000,000	$0.60	November 22, 2018
80,883	$0.60	February 17, 2019
187,500	$0.60	February 22, 2019
36,764	$0.60	March 23, 2019
31,250	$0.60	June 5, 2019

2,095,217

During the three months ended July 31, 2017, the Company issued an aggregate of 31,250 warrants, exercisable at a weighted average exercise price of $0.60 per share for a period of two years from the date of issuance, pursuant to subscription agreements. Each warrant entitles the holder the right to purchase one common share.

Note 7	Supplemental Cash Flow Information

Investing and financing activities that do not have a direct impact on current cash flows are excluded from the statement of cash flows.

GARMATEX HOLDINGS LTD.
(formerly known as Oaxaca Resources Corp.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited)
For the three months ended July 31, 2017 and 2016

	Three Months	Three Months
	Ended	Ended
	July 31, 2017	July 31, 2016

Common stock issued for note payable	-	79,776
Common stock issued for cash loaned to related party	-	271,892
Common stock issued for convertible note payable	-	38,929
Operating expenses paid directly by related party	-	19,805
Operating expenses paid directly by non-related party	4,785	-

Note 8	Commitments

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This quarterly report contains “forward-looking statements”. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, statements regarding: the plans, strategies and objections of management for future operations; the future plans or business of our company; future economic conditions or performance; and any statements of assumptions underlying any of the foregoing.

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

Although we believe the expectations reflected in the forward-looking statements in this report are reasonable, actual results could differ materially from those projected or assumed in any forward-looking statements. All forward-looking statements are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

•	our current lack of working capital;

•	a possible inability to raise additional financing;

•	an inability to close the Arrangement with GTBC (each as defined herein) on the terms expected or at all;

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

As used in this quarterly report on Form 10-Q, the terms “we”, “us”, “our”, the “Company” and “Garmatex Holdings” refer to Garmatex Holdings Ltd., a Nevada corporation, and our wholly-owned subsidiary, ORC Exploration LLC, a Nevada corporation, unless otherwise specified.

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

On April 8, 2016, we entered into an arrangement agreement (the “Arrangement Agreement”) with Garmatex Technologies, Inc. (“GTBC”), a private company incorporated under the laws of the Province of British Columbia, pursuant to which we agreed to acquire all of the outstanding securities of GTBC in exchange for the issuance of equivalent securities of our company by way of a statutory arrangement (the “Arrangement”) under the Business Corporations Act (British Columbia). The Arrangement Agreement contained customary representations, warranties, and conditions to closing. The closing of the Arrangement Exchange (the “Closing”) would only occur once we complete a name change, forward stock-split and was provided with audited financial statements from Garmatex, with such financial statements being prepared by an independent accounting firm registered with the Public Company Accounting Oversight Board (PCAOB).

Effective August 15, 2016, we completed a merger with our wholly-owned subsidiary, Garmatex Holdings~~.~~ Ltd., a Nevada corporation, which was incorporated solely to effect a change in our name. As a result, we have changed our name from “Oaxaca Resources Corp.” to “Garmatex Holdings Ltd.”. Also, effective August 15, 2016, we effected a twelve and one-half to one forward stock split of our authorized and issued and outstanding common stock. As a result, our authorized capital of common stock increased from 90,000,000 shares of common stock with a par value of $0.001 and 10,000,000 shares of preferred stock with a par value of $0.001 to 1,125,000,000 shares of common stock with a par value of $0.001 and 10,000,000 shares of preferred stock with a par value of $0.001 and our previously outstanding 2,520,000 shares of common stock increased to 31,500,000 shares of common stock outstanding. There are no shares of preferred stock currently outstanding. We changed our name and effected forward-split as per the terms and conditions of the Arrangement Agreement.

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

Results of Operations for the three months ended July 31, 2017.

We generated no revenues for the three months ending July 31, 2017 and 2016. We do not expect to generate revenues until we have established a new business plan and operations and successfully implemented such business plan.

Three months ended July 31, 2017 compared to three months ended July 31, 2016

We incurred operating expenses of $55,746 for the three months ended July 31, 2017, compared with operating expenses of $33,970 for the three months ended July 31, 2016. The most significant changes in operating expenses comprised of legal fees of $16,241 (2016 - $3,271) and audit fees of $7,178 (2016 - $3,174). The difference between periods was attributable to the additional legal fees for the current quarter ending related to the Arrangement Agreement with Garmatex, the investor relations agreement with Core IR, and other matters relating to legal filings required. Audit fees also increased due to the changeover of auditors for the year ending April 30, 2017.

We incurred other expenses of $27,192 for the three months ended July 31, 2017, as compared to other income of $4,192 for the three months ended July 31, 2016. Our other expenses consisted of interest expense of $1,903 (2016 - $615), interest income of $nil (2016 - $4,807), and accretion expense of $25,205 (2016 - $nil). Interest expense for 2017 and 2016 included $1,903 and $615, respectively, to reflect the interest accrued on promissory notes issued during the periods.

We incurred a net loss of $82,938 for the three months ended July 31, 2017, as compared with a net loss of $29,778 for the prior year three-month period. The reason for the increase in loss is due largely to accretion expense recorded on convertible debt of $25,2005 (2016 - $nil), legal fees of $16,241 (2016 - $3,271), and audit and accounting fees of $7,178 (2016 - $3,174).

Liquidity and Capital Resources

As of July 31, 2017, we had total current assets of $1,733, consisting of cash in the amount of $51 and prepaid expenses of $1,682. We had current liabilities of $93,802 as of July 31, 2017. Accordingly, we had a working capital deficit of $92,069 as of July 31, 2017. As of April 30, 2017, we had total current assets of $31,809, consisting of cash in the amount of $27,880, prepaid expenses of $3,844 and due from related party of $85. We had current liabilities of $40,940 as of April 30, 2017. Accordingly, we had a working capital deficit of $9,131 as of April 30, 2017.

Operating Activities

Operating activities used $31,000 in cash for the three months ended July 31, 2017 as compared to $4,573 used for the prior three months ended July 31, 2016. The decrease in cash was attributable to the increase in net loss for the current period.

Investing Activities

Investing activities used cash of $nil for the three months ended July 31, 2017 as compared to $130,010 for the three months ended July 31, 2016. The decrease in the use of cash was due to the advance of funds to Garmatex Technologies in the prior year.

Financing Activities

Financing activities provided cash of $3,458 for the three months ended July 31, 2017, as compared to $138,531 for the three months ended July 31, 2016, which comprised of $7,114 in due to related party payables offset by a promissory note repayment $3,656 (CDN$5,000) compared to $138,531 in funds received for common stock in 2016.

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

Outstanding Share Data

As of July 31, 2017, there were 35,690,434 shares of common stock outstanding. In addition, as of July 31, 2017, there 2,095,217 share purchase warrants outstanding and 500,000 shares of common stock were issuable upon conversion of the convertible loan in the aggregate principal amount of $100,000 at the conversion price of $0.20 per share. As of September 14, 2017, there were 35,690,434 shares of common stock outstanding.

Going Concern

Our financial statements have been prepared assuming that we will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have incurred cumulative losses of $1,093,609 through July 31, 2017, expect to incur further losses in the development of our new business and have been dependent on funding operations through the issuance of convertible debt and private sale of equity securities. These conditions raise substantial doubt about our ability to continue as a going concern. Management’s plans include continuing to finance operations through the private or public placement of debt and/or equity securities and the reduction of expenditures. However, no assurance can be given at this time as to whether we will be able to achieve these objectives.

As discussed in the notes to our unaudited consolidated financial statements, we have no established source of revenue. This has raised substantial doubt for our auditors about our ability to continue as a going concern. Without realization of additional capital, it would be unlikely for us to continue as a going concern.

Off Balance Sheet Arrangements

We have performed an analysis of the related party loan balance under ASC 810-10, and has determined that the loan represents a variable interest in Garmatex. Garmatex Technologies is a variable interest entity (“VIE”) and depends on the Company, as well as additional parties, for continuing financial support in order to maintain operations. However, the Company cannot make key operating decisions considered to be most significant to the VIE, and is therefore not considered to be the primary beneficiary. Our maximum exposure to loss approximates to the carrying value of the due from related party loan balance on the Balance Sheet at July 31, 2017.

Other than noted above, we have no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our stockholders.

Critical Accounting Policies

Our interim condensed consolidated financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles used in the United States (“GAAP”). Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements is critical to an understanding of our financial statements.

There have been no significant changes in the critical accounting policies and estimates described in our Annual Report on Form 10-K for the year ended April 30, 2017 as filed with the SEC on July 31, 2017.

Recently Adopted Accounting Pronouncements

For fiscal years beginning after December 15, 2016:

In November 2015, the FASB issued ASC 2015-17 “Income Taxes (Topic 740) – Balance Sheet Classification of Deferred Taxes” guidance simplifying the presentation of deferred tax liabilities and assets requiring that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. Early adoption is permitted. The standard became effective for the Company on May 1, 2017. The adoption of this standard did not have any effect on its financial condition, results of operations and cash flows.

In August 2014, the FASB issued ASC 2014-15 “Presentation of Financial Statements – Going Concern (Subtopic 205-40) – Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” new guidance which provides details on when and how to disclose going concern uncertainties. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year and to provide certain footnote disclosures if conditions or events raise substantial doubt about an entity’s ability to continue as a going concern. Early adoption is permitted. The standard became effective for the Company on May 1, 2017. The adoption of this standard did not have any effect on its financial condition, results of operations and cash flows.

Recently Issued Accounting Pronouncements

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

For fiscal years beginning after December 15, 2018:

In July 2017, the Financial Accounting Standards Board (“FASB”) issued ASC 2017-11 “Earnings Per Share (Topic 260), Distinguishing Liability from Equity (Topic 480), and Derivatives and Hedging (Topic 815) – (i) Accounting for Certain Financial Instruments with Down Round Features (ii) Replace of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments.” The amendments in (i) change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features and to help clarify existing disclosure requirements. The amendments in (ii) recharacterize the indefinite deferral of certain provisions and do not have an accounting effect.

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

Our principal executive officer and principal financial officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2017. Based on this evaluation he concluded that, as of July 31, 2017, our disclosure controls and procedures were not effective such that the information relating to us that is required to be disclosed in our SEC reports: (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms; and (ii) is accumulated and communicated to our management, including our principal executive and financial officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter July 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our ability to implement our business and marketing strategy.

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

Our operating results may prove unpredictable.

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

The stock markets have experienced significant price and trading volume fluctuations, and the market prices of companies listed on the OTC Markets quotation system in which shares of our common stock are traded, have been volatile in the past and have experienced sharp share price and trading volume changes. The trading price of our common stock is likely to be volatile and could fluctuate widely in response to many factors, including the following, some of which are beyond our control:

•	variations in our operating results;
•	changes in expectations of our future financial performance, including financial estimates by securities analysts and investors;
•	changes in operating and stock price performance of other companies in our industry;
•	additions or departures of key personnel; and
•	future sales of our common stock.

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

We are authorized to issue up to 1,125,000,000 shares of common stock, of which 35,690,434 shares of common stock were issued and outstanding as of July 31, 2017. As of July 31, 2017, we have 2,095,217 warrants outstanding which could further dilution in the future if exercised. Our board of directors has the authority to cause us to issue additional shares of common stock without consent of our stockholders. Consequently, stockholders may experience dilution in their ownership of our stock in the future. As of September 14, 2017, there were 35,690,434 common shares and 2,095,217 warrants outstanding.

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

Date: September 14, 2017