Form 10-Q
period 2017-10-31
GARMATEX HOLDINGS LTD.
filed 2018-01-02
CIK 1606364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2017

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
Yes [   ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of December 27, 2017, there were 38,384,960 shares of common stock outstanding.

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our consolidated financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of October 31, 2017, (unaudited) and April 30, 2017;
F-2	Consolidated Statements of Operations for the three and six months ended October 31, 2017 and 2016 (unaudited);
F-3	Consolidated Statements of Stockholders’ Equity (Deficit) for the six months ended October 31, 2017 (unaudited);
F-4	Consolidated Statements of Cash Flows for the six months ended October 31, 2017 and 2016 (unaudited);
F-4	Notes to Consolidated Financial Statements (unaudited).

These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended October 31, 2017 are not necessarily indicative of the results that can be expected for the full year.

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements

GARMATEX HOLDINGS LTD.
INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
(EXPRESSED IN US DOLLARS)

	October 31,	April 30,
	2017	2017
	(unaudited)
ASSETS

Current
Cash	$-	$27,880
Prepaid expenses		3,844
Due from related party – Note 4	-	85
Total current assets	-	31,809

Sublicenses - Note 3	1	1

Total assets	$1	$31,810

LIABILITIES

Current
Bank indebtedness	$20	$-
Accounts payable and accrued liabilities	106,590	34,155
Notes payable – Note 5	55,674	4,209
Due to related party – Note 4	-	2,576
Total current liabilities	162,284	40,940

Long term liabilities
Promissory notes payable – Note 5	40,700	40,700
Total long-term liabilities	40,700	40,700

Total liabilities	202,984	81,640

STOCKHOLDERS’ DEFICIT

Preferred stock, $0.001 par value
10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value – Note 6 1,125,000,000 shares authorized 38,384,960 and 35,627,934 shares issued and outstanding, respectively	38,404	35,628
Additional paid in capital	962,855	906,459
Obligation to issue shares	9,520	18,754
Accumulated deficit	(1,213,762)	(1,010,671)

Total stockholders’ deficit	(202,983)	(49,830)

Total liabilities & stockholders’ deficit	$1	$31,810

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements

GARMATEX HOLDINGS LTD.
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	October 31,		October 31,
	2017	2016	2017	2016
Operating expenses
Audit and accounting fees	$13,606	$5,387	$20,784	$8,561
Bank charges	72	147	378	160
Consulting fees	47,572	2,285	58,789	16,253
Investor relations	-	-	11,321	-
Foreign exchange loss	(1,750)	13,510	(17)	19,422
Legal fees	7,792	11,152	24,033	14,423
Marketing and social media	3,253	-	5,679	-
Transfer and filing fees	3,005	9,630	8,329	17,262

Total operating loss	(73,550)	(42,111)	(129,296)	(76,081)

Accretion expense – Note 5	28,206	-	50,411	-
Impairment on note receivable – Note 5	-	-	84	-
Interest income – Note 4	-	5,902	-	10,709
Interest expense – Note 5	1,937	(616)	3,840	(1,231)
Total other income (expense)	(30,143)	(5,286)	(54,335)	(9,478)

Net loss for the period	$(103,693)	$(36,825)	$(183,631)	$(66,603)

Basic and diluted net loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding – basic and diluted	35,707,492	33,163,950	35,692,850	32,630,888

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements

GARMATEX HOLDINGS LTD.
INTERIM CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
(Unaudited)

			Additional
			Paid in	Shares to be	Accumulated
	Common Shares		Capital	Issued	Deficit	Total
	Number	Amount

Balance, April 30, 2016	31,500,000	$31,500	$25,460	$-	$(109,268)	$(52,308)
Shares issued for cash received by Garmatex	875,000	875	271,017	-	-	271,892
Shares issued for note payable	250,000	250	79,526	-	-	79,776
Shares issued for cash	2,877,934	2,878	391,652	-	-	394,530
Shares issued for convertible debt	125,000	125	38,804	-	-	38,929
Subscription received	-	-	-	18,754	-	18,754
Beneficial conversion feature	-	-	100,000	-	-	100,000
Net loss	-	-	-	-	(901,403)	(901,403)
Balance, April 30, 2017	35,627,934	35,628	906,459	18,754	(1,010,671)	(49,830)
Shares issued for cash – Note 6	62,500	62	18,692	(18,754)	-	-
Shares issued for debt – Note 6	2,694,526	2,714	37,704	-	(19,460)	20,958
Obligation to issue shares – Note 6	-	-	-	9,520	-	9,520
Net loss	-	-	-	-	(183,631)	(183,631)
Balance, October 31, 2017	38,384,960	$38,404	$962,855	$9,520	$(1,213,762)	$(202,983)

The accompanying notes are an integral part of these unaudited interim condensed and consolidated interim financial statements

GARMATEX HOLDINGS LTD.
INTERIM CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	For the Six Months Ended
	October 31,	October 31,
	2017	2016
Cash flows used in operating activities
Net loss for the period	$(183,631)	$(66,603)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment on notes receivable	84	-
Accretion of debt discount	50,411	-
Non-cash consulting	9,520	-
Unrealized foreign exchange	(2,087)	-
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	94,407	44,218
Prepaid expenses	3,569	-
Interest receivable	-	(10,709)
Accrued long term interest payable	3,840	1,231
Net cash used in operating activities	(23,887)	(31,863)

Cash flows used in investing activities
Advanced to related party	-	(182,310)
Net cash used in investing activities	-	(182,310)

Cash flows from financing activities
Cash received for common stock issuable	-	214,531
Proceeds from due to related party notes		-
Payment on note payable	(3,656)	-
Net cash (used in) provided by financing activities	(3,656)	214,531

Effect of foreign exchange rate changes on cash	(357)	-

Change in cash during the period	(27,900)	358
Cash, beginning of the period	27,880	51
Bank indebtedness, end of the period	$(20)	$409

Interest and taxes paid in cash	$-	$-

Supplemental Cash Flow Information - Note 7

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements

GARMATEX HOLDINGS LTD.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited)
For the three and six months ended October 31, 2017 and 2016

Note 1	Basis of Presentation

While the information presented in the accompanying interim condensed consolidated financial statements for the three and six months ended October 31, 2017 and 2016 is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the balance sheet, results of operations and cash flows for the interim period presented in accordance with the accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements (and notes thereto) for the years ended April 30, 2017 and 2016 included elsewhere in the Company’s 10K filed with the SEC on July 31, 2017.

Operating results for the six months ended October 31, 2017 are not necessarily indicative of the results that can be expected for the year ending April 30, 2018.

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

These unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these interim unaudited consolidated financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. The Company has yet to achieve profitable operations, has an accumulated deficit of $1,213,762 and expects to incur further losses in the development of its business, all of which raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing from shareholders or other sources to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available or on acceptable terms, if at all. The interim unaudited consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

Effective on September 15, 2017 the Arrangement Agreement has been terminated between the Company and Garmatex Technologies Inc.

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

During the six months ended October 31, 2017, the Company recorded interest income of $nil (2016 - $10,709) pursuant to the above notes receivable. Total accrued interest on all outstanding notes receivable as of October 31, 2017, was $nil (April 30, 2017 - $85). The Company recorded an impairment to the interest receivable of $85 due to the impairment recorded on the loan receivable as of April 30, 2017.

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements

The Company has performed an analysis of the related party loan balance under ASC 810-10, and determined the loan represents a variable interest in Garmatex. Garmatex is a variable interest entity (“VIE”) and depends on the Company, as well as additional parties, for continuing financial support in order to maintain operations. However, the Company cannot make key operating decisions considered to be most significant to the VIE, and is therefore not considered to be the primary beneficiary. The Company’s maximum exposure to loss approximates to the carrying value of the related party loan balance at October 31, 2017.

As of October 31, 2017, the Company recorded due to related party of $nil (April 30, 2017 - $2,576) owing to the current CEO, president, chief financial officer, treasurer, and sole director relating to outstanding management fees and reimbursements.

During the three and six months ended October 31, 2017 and 2016, the principal executive offices were provided at no cost by the Company’s current CEO, president, chief financial officer, treasurer, and sole director.

On October 30, 2017, the Company issued 2,694,526 common shares of the Company with a fair value of $40,418 to settle services rendered from a significant shareholder (Note 6).

Note 5	Notes Payable

On March 31, 2017, the Company issued a promissory note in the aggregate amount of CDN$5,000 for a legal retainer paid directly to, Harper Grey LLP, on behalf of the Company, totalling $3,656 (CDN$5,000) by a non-related party. The promissory note is unsecured, bears no interest, and matures on May 15, 2017. The Company repaid this promissory note on May 10, 2017.

On April 28, 2017, the Company issued a convertible loan agreement in the aggregate principal amount of $100,000. This convertible loan agreement is unsecured, bears interest at 5% per annum, compounded annually, is convertible at $0.20 per common share, and is due in full including principal and accrued interest at its date of maturity on April 28, 2018. The Company recorded a debt discount of $100,000 related to the beneficial conversion feature. The expense was measured at the intrinsic value of the beneficial conversion feature at the commitment date and is being amortized as accretion expense over maturity using the effective interest method. For the six months ended October 31, 2017, the Company incurred $50,411 (2016 - $nil) in accretion expense pursuant to this debt discount.

On July 28, 2017, the Company agreed to issue a promissory note, bearing interest at 5% per annum, in the aggregate amount of $2,210 (CDN $2,760) and $2,575 for amounts paid directly to Clark Wilson LLP and Malone Bailey LLP, respectively, on behalf of the Company to a non-related party.

During the six months ended October 31, 2017, the Company charged interest expense of $3,840 (2016 - $1,231) pursuant to notes payable of $40,700 and convertible notes payable of $100,000. Total accrued interest on all outstanding notes payable as of October 31, 2017, was $9,941 (April 30, 2017 - $6,101).

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements

Note 6	Capital Stock

a)	Authorized share capital

The authorized common stock of the Company consists of 1,125,000,000 shares of common stock with par value of $0.001 and 10,000,000 shares of preferred stock with a par value of $0.001. As of October 31, 2017, the Company had 38,384,960 shares of common stock and no shares of preferred stock outstanding.

b)	Issued share capital

On June 5, 2017, the Company agreed to issue 62,500 units at a price of CDN $0.40 per unit for consideration of CDN $25,000 ($18,754) which is included in shares to be issued at April 30, 2017 pursuant to a subscription agreement. Each unit issued consists of one common share in the capital of the Company and one-half of one non-transferable common share purchase warrant. Each warrant will entitle the holder to acquire one common share at a price of $0.60 per warrant share.

On October 30, 2017, the Company agreed to issue 2,694,526 common shares with a fair value of $40,418 for full settlement of debt payable to the creditor in the amount of CDN $26,945 ($20,955) resulting in a capitalized loss of $19,460 in deficit. The liability being settled resulted from loans, accrued management fees, and expenses owed to our former management, which had been previously assigned to the creditor.

c)	Obligation to issue shares

Pursuant to an IR consulting agreement dated April 24, 2017, the Company recorded an obligation to issue 112,000 shares of the Company with a fair value of $9,520 (2016 - $Nil).

d)	Warrants

At October 31, 2017, the Company had 2,095,217 share purchase warrants outstanding as follows:

	Exercise	Expiry
Number	Price	Date
437,500	$0.60	June 17, 2018
62,500	$0.60	July 17, 2018
147,056	$0.60	July 28, 2018
111,765	$0.60	October 3, 2018
1,000,000	$0.60	November 22, 2018
80,883	$0.60	February 17, 2019
187,500	$0.60	February 22, 2019
36,764	$0.60	March 23, 2019
31,250	$0.60	June 5, 2019

2,095,217

During the six months ended October 31, 2017, the Company issued an aggregate of 31,250 warrants, exercisable at a weighted average exercise price of $0.60 per share for a period of two years from the date of issuance, pursuant to subscription agreements. Each warrant entitles the holder the right to purchase one common share.

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements

Note 7	Supplemental Cash Flow Information

Investing and financing activities that do not have a direct impact on current cash flows are excluded from the statement of cash flows.

	Six Months	Six Months
	Ended	Ended
	October 31,	October 31,
	2017	2016

Common stock issued for note payable	-	79,776
Common stock issued for cash loaned to related party	-	271,892
Common stock issued for convertible note payable	-	38,929
Obligation to issue shares	9,520	-
Operating expenses paid directly by related party	20,958	19,805
Operating expenses paid directly by non-related party	4,785	-

Note 8	Commitments

Pursuant to a Marketing and Consulting Agreement, dated April 24, 2017, the Company committed to pay a retainer of $5,000 per month until June 24, 2017 and $10,000 per month from July 24, 2017 until March 24, 2018. As additional consideration for services, the Company also agreed to issue 112,000 shares of common stock on July 24, 2017 as per the Form 8-K filed with the SEC on June 23, 2017. During the period ended October 31, 2017, the Company recorded the obligation to issue 112,000 shares (Note 6).

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

Effective on September 15, 2017 the Arrangement Agreement has been terminated between our company and Garmatex Technologies Inc.

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

Results of Operations for the period ended October 31, 2017.

We generated no revenues for the period ending October 31, 2017 and 2016. We do not expect to generate revenues until we have established a new business plan and operations and successfully implemented such business plan.

Three months ended October 31, 2017 compared to three months ended October 31, 2016

We incurred operating expenses of $73,550 for the three months ended October, 2017, compared with operating expenses of $42,111 for the three months ended October 31, 2016. The most significant changes in operating expenses comprised of legal fees of $7,792 (2016 - $3,271) and audit fees of $13,606 (2016 - $5,387) and consulting fees of $47,572 (2016 - $2,285). The difference between periods was attributable to the additional legal fees for the current quarter ending related to the Arrangement Agreement with Garmatex, the investor relations agreement with Core IR, and other matters relating to legal filings required. Audit fees also increased due to the changeover of auditors for the year ending April 30, 2017.

We incurred other expenses of $30,143 for the three months ended October 31, 2017, as compared to other income of $5,286 for the three months ended October 31, 2016. Our other expenses consisted of interest expense of $1,937 (2016 - $616), interest income of $nil (2016 - $5,902), and accretion expense of $28,206 (2016 - $nil). Interest expense for 2017 and 2016 included $1,937 and $616, respectively, to reflect the interest accrued on promissory notes issued during the periods.

We incurred a net loss of $103,693 for the three months ended October 31, 2017, as compared with a net loss of $36,825 for the prior year three-month period. The reason for the increase in loss is due largely to accretion expense recorded on convertible debt of $28,206 (2016 - $nil), legal fees of $7,792 (2016 - $3,271), consulting fees of $47,572 ( 2016 - $2,285) and audit and accounting fees of $13,606 (2016 - $5,387).

Six months ended October 31, 2017 compared to six months ended October 31, 2016

We incurred operating expenses of $129,296 for the six months ended October 31, 2017, compared with operating expenses of $76,081 for the six months ended October 31, 2016. The most significant changes in operating expenses comprised of legal fees of 24,033 (2016 - $14,423), consulting fees of $58,789 (2016 - $16,253) and audit fees of $20,784 (2016 - $8,561). The difference between periods was attributable to the additional legal fees for the current quarter ending related to the Arrangement Agreement with Garmatex, the investor relations agreement with Core IR, and other matters relating to legal filings required. Audit fees also increased due to the changeover of auditors for the year ending April 30, 2017.

We incurred other expenses of $54,335 for the six months ended October 31, 2017, as compared to other income of $9,478 for the six months ended October 31, 2016. Our other expenses consisted of interest expense of $3,840 (2016 – ($1,231)), interest income of $nil (2016 - $10,709), and accretion expense of $50,411 (2016 - $nil). Interest expense for 2017 and 2016 included $3,840 and $1,231, respectively, to reflect the interest accrued on promissory notes issued during the periods.

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements

We incurred a net loss of $183,631 for the six months ended October 31, 2017, as compared with a net loss of $66,603 for the prior year six -month period. The reason for the increase in loss is due largely to accretion expense recorded on convertible debt of $50,411 (2016 - $nil), consulting fees of $58,789 (2016- $16,253), legal fees of $24,033 (2016 - $14,423), and audit and accounting fees of $20,784 (2016 - $8,561).

Liquidity and Capital Resources

As of October 31, 2017, we had total current assets of $nil, consisting of cash in the amount of $nil and prepaid expenses of $nil. We had current liabilities of $162,284 as of October 31, 2017. Accordingly, we had a working capital deficit of $162,283 as of October 31, 2017. As of April 30, 2017, we had total current assets of $31,809, consisting of cash in the amount of $27,880, prepaid expenses of $3,844 and due from related party of $85. We had current liabilities of $40,940 as of April 30, 2017. Accordingly, we had a working capital deficit of $9,131 as of April 30, 2017.

Operating Activities

Operating activities used $23,887 in cash for the six months ended October 31, 2017 as compared to $31,863 used for the prior six months ended October 31, 2016. The decrease in cash was attributable to the increase in net loss for the current period.

Investing Activities

Investing activities used cash of $nil for the six months ended October 31, 2017 as compared to $182,320 for the six months ended October 31, 2016. The decrease in the use of cash was due to the advance of funds to Garmatex Technologies in the prior year.

Financing Activities

Financing activities used cash of $3,656 for the six months ended October 31, 2017, as compared to $214,531 for the six months ended October 31, 2016, which is comprised of $nil in due to related party payables offset by a promissory note repayment $3,656 compared to $214,531 in funds received for common stock in 2016.

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

Outstanding Share Data

As of October 31, 2017, there were 38,384,960 shares of common stock outstanding. In addition, as of October 31, 2017, there 2,095,217 share purchase warrants outstanding and 500,000 shares of common stock were issuable upon conversion of the convertible loan in the aggregate principal amount of $100,000 at the conversion price of $0.20 per share. As of December 27, 2017, there were 38,384,960 shares of common stock outstanding.

Going Concern

Our financial statements have been prepared assuming that we will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have incurred cumulative losses of $1,213,762 through October 31, 2017, expect to incur further losses in the development of our new business and have been dependent on funding operations through the issuance of convertible debt and private sale of equity securities. These conditions raise substantial doubt about our ability to continue as a going concern.

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

Off Balance Sheet Arrangements

We have performed an analysis of the related party loan balance under ASC 810-10, and has determined that the loan represents a variable interest in Garmatex. Garmatex Technologies is a variable interest entity (“VIE”) and depends on the Company, as well as additional parties, for continuing financial support in order to maintain operations. However, the Company cannot make key operating decisions considered to be most significant to the VIE, and is therefore not considered to be the primary beneficiary. Our maximum exposure to loss approximates to the carrying value of the due from related party loan balance on the Balance Sheet at October 31, 2017.

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

There have been no significant changes in the critical accounting policies and estimates described in our Annual Report on Form 10-K for the year ended April 30, 2017 as filed with the SEC on October 31, 2017.

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

Our principal executive officer and principal financial officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2017. Based on this evaluation he concluded that, as of October 31, 2017, our disclosure controls and procedures were not effective such that the information relating to us that is required to be disclosed in our SEC reports: (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms; and (ii) is accumulated and communicated to our management, including our principal executive and financial officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter October 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are authorized to issue up to 1,125,000,000 shares of common stock, of which 38,322,460 shares of common stock were issued and outstanding as of October 31, 2017. As of October 31, 2017, we have 2,095,217 warrants outstanding which could further dilution in the future if exercised. Our board of directors has the authority to cause us to issue additional shares of common stock without consent of our stockholders. Consequently, stockholders may experience dilution in their ownership of our stock in the future. As of December 18, 2017, there were 38,322,460 common shares and 2,095,217 warrants outstanding.

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

Date: December 29, 2017

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements