Form 10-Q
period 2018-01-31
Evolution Blockchain Group Inc.
filed 2018-03-16
CIK 1606364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]           Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2018

[   ]            Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from  __________ to _________

Commission File Number: 333-196921

EVOLUTION BLOCKCHAIN GROUP INC.
(FORMERLY GARMATEX HOLDINGS LTD.)
(Exact name of registrant as specified in its charter)

Nevada	36-4752858
(State or other jurisdiction of incorporation	(I.R.S. Employer Identification No.)
or organization)

1853 King Beach Avenue, Las Vegas, Nevada	89123-4300
(Address of principal executive offices)	(Zip Code)

(360) 305-1368
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
Yes [   ]      No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of January 31, 2018, there were 383,855 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our consolidated financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of January 31, 2018, (unaudited) and April 30, 2017;
F-2	Consolidated Statements of Operations for the three and nine months ended January 31, 2018 and 2017 (unaudited);
F-3	Consolidated Statements of Stockholders’ Equity (Deficit) for the nine months ended January 31, 2018 (unaudited);
F-4	Consolidated Statements of Cash Flows for the nine months ended January 31, 2018 and 2017 (unaudited);
F-4	Notes to Consolidated Financial Statements (unaudited).

These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended January 31, 2018 are not necessarily indicative of the results that can be expected for the full year.

EVOLUTION BLOCKCHAIN GROUP INC.
(FORMERLY GARMATEX HOLDINGS LTD.)

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three and Nine Months Ended January 31, 2018 and 2017

(Unaudited)

EVOLUTION BLOCKCHAIN GROUP INC.
(FORMERLY GARMATEX HOLDINGS LTD.)
INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
(EXPRESSED IN US DOLLARS)

	January 31,	April 30,
	2018	2017
	(unaudited)
ASSETS

Current
Cash	$3,144	$27,880
Prepaid expenses	-	3,844
Due from related party – Note 4	-	85
Total current assets	3,144	31,809

Sublicenses - Note 3	1	1

Total assets	$3,145	$31,810

LIABILITIES

Current
Accounts payable and accrued liabilities	$139,004	$34,155
Notes payable – Note 5	121,683	4,209
Due to related party – Note 4	22,803	2,576
Total current liabilities	283,490	40,940

Long term liabilities
Promissory notes payable – Note 5	-	40,700
Total long-term liabilities	-	40,700

Total liabilities	283,490	81,640

STOCKHOLDERS’ DEFICIT

Preferred stock, $0.001 par value 100,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value – Note 6 11,250,000 shares authorized 383,855and 356,284 shares issued and outstanding, respectively	384	356
Additional paid in capital	1,000,875	941,731
Obligation to issue shares	9,520	18,754
Accumulated deficit	(1,291,124)	(1,010,671)

Total stockholders’ deficit	(280,345)	(49,830)

Total liabilities & stockholders’ deficit	$3,145	$31,810

The accompanying notes are an integral part of these unaudited interim condensed and consolidated interim financial statements

EVOLUTION BLOCKCHAIN GROUP INC.
(FORMERLY GARMATEX HOLDINGS LTD.)
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(EXPRESSED IN US DOLLARS)
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	January 31,		January 31,
	2018	2017	2018	2017
Operating expenses
Audit and accounting fees	$2,929	$5,165	$23,713	$13,726
Bank charges	125	229	503	389
Consulting fees	30,000	2,271	88,789	18,524
Investor relations	-	-	11,321	-
Foreign exchange loss (gain)	2,707	(15,604)	2,690	3,818
Legal fees	11,985	2,690	36,018	17,113
Marketing and social media	-	-	5,679	-
Office expense	3	-	3	-
Transfer and filing fees	2,471	1,196	10,800	18,458

Total operating loss	(50,220)	4,053	(179,516)	(72,028)

Accretion expense – Note 5	(25,205)	-	(75,616)	-
Impairment on note receivable – Note 4	-	-	(84)	-
Interest income – Note 4	-	7,977	-	18,686
Interest expense – Note 5	(1,937)	(616)	(5,777)	(1,847)
Total other income (expense)	(27,142)	7,361	(81,477)	16,839

Net income (loss) for the period	$(77,362)	$11,414	$(260,993)	$(55,189)

Basic and diluted net loss per common share
	$(0.20)	$0.03	$(0.71)	$(0.16)

Weighted average number of common shares outstanding – basic and diluted	383,855	349,144	365,364	334,878

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements

EVOLUTION BLOCKCHAIN GROUP INC.
(FORMERLY GARMATEX HOLDINGS LTD.)
INTERIM CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
(EXPRESSED IN US DOLLARS)
(Unaudited)

			Additional
			Paid in	Shares to be	Accumulated
	Common Shares		Capital	Issued	Deficit	Total
	Number	Amount

Balance, April 30, 2016	315,000	$315	$56,645	$-	$(109,268)	$(52,308)
Shares issued for cash received by Garmatex	8,750	9	271,883	-	-	271,892
Shares issued for note payable	2,500	2	79,774	-	-	79,776
Shares issued for cash	28,784	29	394,501	-	-	394,530
Shares issued for convertible debt	1,250	1	38,928	-	-	38,929
Subscription received	-	-	-	18,754	-	18,754
Beneficial conversion feature	-	-	100,000	-	-	100,000
Net loss	-	-	-	-	(901,403)	(901,403)
Balance, April 30, 2017	356,284	356	941,731	18,754	(1,010,671)	(49,830)
Shares issued for cash – Note 6	625	1	18,753	(18,754)	-	-
Shares issued for debt – Note 6	26,946	27	40,391	-	(19,460)	20,958
Obligation to issue shares – Note 6	-	-	-	9,520	-	9,520
Net loss	-	-	-	-	(260,993)	(260,993)
Balance, January 31, 2018	383,855	$384	$1,000,875	$9,520	$(1,291,124)	$(280,345)

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements

EVOLUTION BLOCKCHAIN GROUP INC.
(FORMERLY GARMATEX HOLDINGS LTD.)
INTERIM CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(EXPRESSED IN US DOLLARS)
(Unaudited)

	For the Nine Months Ended
	January 31,	January 31,
	2018	2017
Cash flows used in operating activities
Net loss for the period	$(260,993)	$(55,189)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment on notes receivable	84	-
Accretion of debt discount	75,616	-
Non-cash consulting	9,520	-
Unrealized foreign exchange	625	-
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	144,988	23,562
Prepaid expenses	3,569	-
Interest receivable	-	(18,686)
Accrued long term interest payable	5,777	1,846
Net cash used in operating activities	(20,814)	(48,467)

Cash flows used in investing activities
Advanced to related party	-	(323,028)
Net cash used in investing activities	-	(323,028)

Cash flows from financing activities
Cash received for common stock	-	314,530
Cash received for common stock issuable	-	55,000
Payment on note payable	(3,656)	-
Net cash (used in) provided by financing activities	(3,656)	369,530

Effect of foreign exchange rate changes on cash	(266)	3,752

Change in cash during the period	(24,736)
		1,787
Cash, beginning of the period	27,880	51
Bank indebtedness, end of the period	$3,144	$1,838

Interest and taxes paid in cash	$-	$-

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements

EVOLUTION BLOCKCHAIN GROUP INC.
(FORMERLY GARMATEX HOLDINGS LTD.)
Notes to the Interim Condensed Consolidated Financial Statements
For the three and nine months ended January 31, 2018 and 2017
(Expressed in USD - Unaudited)

Note 1	Basis of Presentation

While the information presented in the accompanying interim condensed consolidated financial statements for the three and nine months ended January 31, 2018 and 2017 is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the balance sheet, results of operations and cash flows for the interim period presented in accordance with the accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements (and notes thereto) for the years ended April 30, 2017 and 2016 included elsewhere in the Company’s 10K filed with the SEC on July 31, 2017.

These unaudited interim condensed consolidated financial statements were approved by the Board on March 15, 2018.

Operating results for the nine months ended January 31, 2018 are not necessarily indicative of the results that can be expected for the year ending April 30, 2018.

Note 2	Nature of Operations and Ability to Continue as a Going Concern

On February 13, 2018, the Company changed its name from Garmatex Holdings Ltd. to Evolution Blockchain Group Inc. (the “Company”). The Company was incorporated in the State of Nevada, United States of America on April 9, 2014. The Company was formed for the purpose of acquiring and developing mineral properties. The Company’s year-end is April 30.

These unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these interim unaudited consolidated financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. The Company has yet to achieve profitable operations, has an accumulated deficit of $1,291,124 and expects to incur further losses in the development of its business, all of which raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing from shareholders or other sources to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available or on acceptable terms, if at all. The interim unaudited consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

EVOLUTION BLOCKCHAIN GROUP INC.
(FORMERLY GARMATEX HOLDINGS LTD.)
Notes to the Interim Condensed Consolidated Financial Statements
For the three and nine months ended January 31, 2018 and 2017
(Expressed in USD - Unaudited)
Page 2

On April 8, 2016, the Company entered into an agreement with Garmatex Technologies, Inc., a private company incorporated under the laws of the Province of British Columbia, Canada ("Garmatex"), pursuant to which the Company has agreed to acquire all of the issued and outstanding securities of Garmatex in exchange for equivalent securities of the Company by way of a statutory arrangement (the “Arrangement”) pursuant to the Business Corporations Act (British Columbia). The purpose of the Arrangement is for the Company, through the acquisition of Garmatex, to engage in Garmatex’s business of developing and supplying scientifically-engineered fabric technologies. As of the date of this report, the Arrangement Agreement with Garmatex Technologies has expired as conditions of the merger had not yet been satisfied.

On March 8, 2017, the Company executed an amended, effective August 15, 2016, to the Arrangement, which allowed for an extension of the termination date to May 31, 2017. In consideration of the settlement, Garmatex granted a non-exclusive technology Sublicense Agreement, dated March 8, 2017, and a Garmatex Trademark and Technology License Agreement, dated March 9, 2017, to their trade secret formulae and trademarks (note 3).

Effective September 15, 2017, the Arrangement Agreement has been terminated between the Company and Garmatex Technologies Inc.

On January 25, 2018, the Company formed a wholly-owned subsidiary, Evolution Blockchain Group Inc., which was incorporated in the State of Nevada, United States.

Effective February 28, 2018, the Company completed a reverse stock split where the Company’s authorized capital was decreased from 1,125,000,000 shares of common stock to 11,250,000 shares of common stock and from 10,000,000 shares of preferred stock to 100,000 shares of preferred stock. The par value of common stock and preferred stock remain unchanged after the reverse stock split, which is $0.001. All shares of common stock issued and outstanding were decreased on the basis of on the basis of one (1) new share for each one hundred (100) old shares. These consolidated financial statements give retroactive effect to such reverse split and all share and per share amounts have been adjusted accordingly.

Note 3	Technology Sublicensing Agreement

The Company entered into a non-exclusive Sublicense Agreement, dated March 8, 2017 and a Garmatex Trademark & Technology License Agreement, dated March 9, 2017, (collectively, “Master Sublicense Agreement”) with Garmatex whereby the Company was granted various intellectual property rights.

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

EVOLUTION BLOCKCHAIN GROUP INC.
(FORMERLY GARMATEX HOLDINGS LTD.)
Notes to the Interim Condensed Consolidated Financial Statements
For the three and nine months ended January 31, 2018 and 2017
(Expressed in USD - Unaudited)
Page 3

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

On March 8, 2017, the Company executed an amendment, effective August 15, 2016, to the Arrangement Agreement dated April 8, 2016. The amendment has allowed for settlement of all the loans issued under the previously entered Secured and Subordinated Loan Agreement, dated March 15, 2016 which in aggregate was CDN $953,988 (US$711,586) including accrued interest. In return Garmatex granted a non-exclusive technology sublicense to the trade secret formulae and trademarks for the CoolSkin, RecoverySkin, SlimSkin, Kottinu, AbsorbSkin, ColdSkin, SteelSkin, WarmSkin, and IceSkin products. Due to the uncertainty in recoverability of the loans issued under the Secured and Subordinated Loan Agreement, the Company recorded an impairment to the loan receivable of $711,585, the remaining $1.00 was applied to the carrying value of the sublicense agreement.

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

EVOLUTION BLOCKCHAIN GROUP INC.
(FORMERLY GARMATEX HOLDINGS LTD.)
Notes to the Interim Condensed Consolidated Financial Statements
For the three and nine months ended January 31, 2018 and 2017
(Expressed in USD - Unaudited)
Page 4

During the nine months ended January 31, 2018, the Company recorded interest income of $nil (2016 - $10,709) pursuant to the above notes receivable. Total accrued interest on all outstanding notes receivable as of January 31, 2018, was $nil (April 30, 2017 - $85). The Company recorded an impairment to the interest receivable of $85 due to the impairment recorded on the loan receivable as of April 30, 2017.

The Company has performed an analysis of the related party loan balance under ASC 810-10, and determined the loan represents a variable interest in Garmatex. Garmatex is a variable interest entity (“VIE”) and depends on the Company, as well as additional parties, for continuing financial support in order to maintain operations. However, the Company cannot make key operating decisions considered to be most significant to the VIE, and is therefore not considered to be the primary beneficiary. The Company’s maximum exposure to loss approximates to the carrying value of the related party loan balance at January 31, 2018. As of September 15, 2017, the Arrangement Agreement was terminated, and the entity ceased to be a related party.

As of January 31, 2018, the Company recorded due to related party of $nil (April 30, 2017 - $2,576) owing to the current CEO, president, chief financial officer, treasurer, and sole director relating to outstanding management fees and reimbursements.

On April 28, 2017, the Company issued a convertible loan agreement with a beneficial shareholder in the aggregate principal amount of $100,000. This convertible loan agreement is unsecured, bears interest at 5% per annum, compounded annually, is convertible at $20.00 per common share, and is due in full including principal and accrued interest at its date of maturity on April 28, 2018. The Company recorded a debt discount of $100,000 related to the beneficial conversion feature. The expense was measured at the intrinsic value of the beneficial conversion feature at the commitment date and is being amortized as accretion expense over maturity using the effective interest method. For the nine months ended January 31, 2018, the Company incurred $75,616 (2016 - $nil) in accretion expense pursuant to this debt discount. The carrying value of the convertible note at January 31, 2018 was $76,164 (April 30, 2017 - $548).

On July 28, 2017, the Company agreed to issue a promissory note, bearing interest at 5% per annum, in the aggregate amount of $2,244 (CDN $2,760) and $2,575 for amounts paid directly to Clark Wilson LLP and Malone Bailey LLP, respectively, on behalf of the Company to a beneficial shareholder.

Included in due to related party at January 31, 2018 was $22,803 (CDN$28,049) relating to reimbursements and amounts paid directly to vendors on behalf of the Company totaling.

During the three and nine months ended January 31, 2018 and 2017, the principal executive offices were provided at no cost by the Company’s current CEO, president, chief financial officer, treasurer, and sole director.

On October 30, 2017, the Company issued 26,946 common shares of the Company with a fair value of $40,418 to settle services rendered from a significant shareholder (Note 6).

EVOLUTION BLOCKCHAIN GROUP INC.
(FORMERLY GARMATEX HOLDINGS LTD.)
Notes to the Interim Condensed Consolidated Financial Statements
For the three and nine months ended January 31, 2018 and 2017
(Expressed in USD - Unaudited)
Page 5

Note 5	Notes Payable

On March 31, 2017, the Company issued a promissory note in the aggregate amount of CDN$5,000 for a legal retainer paid directly to, Harper Grey LLP, on behalf of the Company, totalling $3,656 (CDN$5,000) by a non-related party. The promissory note is unsecured, bears no interest, and matures on May 15, 2017. The Company repaid this promissory note on May 10, 2017.

On April 28, 2017, the Company issued a convertible loan agreement in the aggregate principal amount of $100,000. This convertible loan agreement is unsecured, bears interest at 5% per annum, compounded annually, is convertible at $20.00 per common share, and is due in full including principal and accrued interest at its date of maturity on April 28, 2018. The Company recorded a debt discount of $100,000 related to the beneficial conversion feature. The expense was measured at the intrinsic value of the beneficial conversion feature at the commitment date and is being amortized as accretion expense over maturity using the effective interest method. For the nine months ended January 31, 2018, the Company incurred $75,616 (2016 - $nil) in accretion expense pursuant to this debt discount. As of January 31, 2018, the carrying value of the promissory note was $76,164 (April 30, 2017 - $548)

On July 28, 2017, the Company agreed to issue a promissory note, bearing interest at 5% per annum, in the aggregate amount of $2,244 (CDN $2,760) and $2,575 for amounts paid directly to Clark Wilson LLP and Malone Bailey LLP, respectively, on behalf of the Company to a beneficial shareholder.

Also included in notes payable at January 31, 2018 and April 30, 2017 are four promissory notes with a total balance payable of $40,700 bearing interest at 6% per annum maturing on December 31, 2018.

During the 9 months ended January 31, 2018, the Company charged interest expense of $5,777 (2017 - $1,847) pursuant to various note payables. Total accrued interest on all outstanding notes payable as of October 31, 2017, was $11,878 (April 30, 2017 - $6,101) which is included in accrued liabilities.

Note 6	Capital Stock

a)	Authorized share capital

The authorized common stock of the Company consists of 11,250,000 shares of common stock with par value of $0.001 and 100,000 shares of preferred stock with a par value of $0.001. As of January 31, 2018, the Company had 383,855 shares of common stock and no shares of preferred stock outstanding.

b)	Issued share capital

On June 5, 2017, the Company agreed to issue 625 units at a price of CDN $40.00 per unit for consideration of CDN $25,000 ($18,754) which is included in shares to be issued at April 30, 2017 pursuant to a subscription agreement. Each unit issued consists of one common share in the capital of the Company and one-half of one non-transferable common share purchase warrant. Each warrant entitles the holder to acquire one common share at a price of $60.00 per warrant share.

EVOLUTION BLOCKCHAIN GROUP INC.
(FORMERLY GARMATEX HOLDINGS LTD.)
Notes to the Interim Condensed Consolidated Financial Statements
For the three and nine months ended January 31, 2018 and 2017
(Expressed in USD - Unaudited)
Page 6

On October 30, 2017, the Company agreed to issue 26,946 common shares with a fair value of $40,418 for full settlement of debt payable to the creditor in the amount of CDN $26,945 ($20,955) resulting in a capitalized loss of $19,460 in deficit. The liability being settled resulted from loans, accrued management fees, and expenses owed to our former management, which had been previously assigned to the creditor.

c)	Obligation to issue shares

Pursuant to an IR consulting agreement dated April 24, 2017, the Company recorded an obligation to issue 1,120 shares of the Company with a fair value of $9,520.

d)	Warrants

At January 31, 2018, the Company had 20,956 share purchase warrants outstanding as follows:

	Exercise	Expiry
Number	Price	Date
4,376	$60.00	17, 2018
625	$60.00	July 17, 2018
1,471	$60.00	July 28, 2018
1,118	$60.00	October 3, 2018
10,000	$60.00	November 22, 2018
810	$60.00	February 17, 2019
1,875	$60.00	February 22, 2019
368	$60.00	March 23, 2019
313	$60.00	June 5, 2019

20,956

During the nine months ended January 31, 2018, the Company issued an aggregate of 313 warrants, exercisable at a weighted average exercise price of $60.00 per share for a period of two years from the date of issuance, pursuant to subscription agreements. Each warrant entitles the holder the right to purchase one common share.

Note 7	Commitments

Pursuant to a Marketing and Consulting Agreement, dated April 24, 2017, the Company committed to pay a retainer of $5,000 per month until June 24, 2017 and $10,000 per month from July 24, 2017 until March 24, 2018. As additional consideration for services, the Company also agreed to issue 1,120 shares of common stock on July 24, 2017 as per the Form 8-K filed with the SEC on June 23, 2017. During the period ended October 31, 2017, the Company recorded the obligation to issue 1,120 shares (Note 6).

EVOLUTION BLOCKCHAIN GROUP INC.
(FORMERLY GARMATEX HOLDINGS LTD.)
Notes to the Interim Condensed Consolidated Financial Statements
For the three and nine months ended January 31, 2018 and 2017
(Expressed in USD - Unaudited)
Page 7

Note 8	Subsequent Events

On January 15, 2018, the board of directors approved an agreement and plan of merger where the Company will merge with its wholly-owned subsidiary Evolution Blockchain Group Inc., a Nevada corporation and remain the surviving company of the merger, continuing under the name Evolution Blockchain Group Inc.

On February 13, 2018, the Company filed a Certificate of Amendment and Articles of Amendment with the Nevada Secretary of State. The name change from Garmatex Holdings Inc. to Evolution Blockchain Group Inc. was subsequently reviewed and approved by the Financial Industry Regulatory Authority (FINRA) with an effective date of February 28, 2018. Also, effective February 28, 2018, the Company trading symbol will be EVBCD. After 20 business days, the symbol will change back to EVBC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Report Date:	March 16, 2018

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

As used in this quarterly report on Form 10-Q, the terms “we”, “us”, “our”, the “Company” and “Evolution” refer to Evolution Blockchain Group Inc., a Nevada corporation, and our wholly-owned subsidiary, ORC Exploration LLC, a Nevada corporation, unless otherwise specified.

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

Due to a dearth of available financing options, which has affected many junior mining companies in recent years, we subsequently ran out of funds to proceed with our planned exploration program. As a result, our management decided to seek out other potential business operations and management skills for the continuation of our business. In connection therewith, effective June 8, 2015, our chief executive officer (“CEO”) and sole director, Jose Montes, resigned all positions as an officer and director of our company, and we appointed Mike Gilliland to serve as our sole officer and director. Effective March 14, 2016, Mr. Gilliland resigned all positions as an officer and director of our company, and we appointed Devon Loosdrecht to serve as our sole officer and director. Effective October 2, 2017, Mr. Loosdrecht resigned all positions as an officer and director of our company and we appointed Lawrence Stephenson to serve as our sole officer and director.

On April 8, 2016, we entered into an arrangement agreement (the “Arrangement Agreement”) with Garmatex Technologies, Inc. (“GTBC”), a private company incorporated under the laws of the Province of British Columbia, pursuant to which we agreed to acquire all of the outstanding securities of GTBC in exchange for the issuance of equivalent securities of our company by way of a statutory arrangement (the “Arrangement”) under the Business Corporations Act (British Columbia). The Arrangement Agreement contained customary representations, warranties, and conditions to closing. The closing of the Arrangement Exchange (the “Closing”) would only occur once we complete a name change, forward stock-split and was provided with audited financial statements from the Company, with such financial statements being prepared by an independent accounting firm registered with the Public Company Accounting Oversight Board (PCAOB).

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

Effective on September 15, 2017 the Arrangement Agreement has been terminated between our Company and GTBC.

On January 25, 2018, the Company formed a wholly-owned subsidiary, Evolution Blockchain Group Inc., which was incorporated in the State of Nevada, United States.

Effective February 28, 2018, the Company effected a reverse stock split on the basis of 100:1. As such, the Company’s authorized capital was decreased from 1,125,000,000 shares of common stock, par value $0.001 to 11,250,000 shares of common stock, par value $0.001 and all shares of common stock issued and outstanding were decreased on the basis of one (1) new share for each one hundred (100) old shares. These consolidated financial statements give retroactive effect to such reverse split and all share and per share amounts have been adjusted accordingly.

On February 13, 2018, the Company changed its name from Garmatex Holdings Ltd. to Evolution Blockchain Group Inc.

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

Results of Operations for the period ended January 31, 2018.

We generated no revenues for the period ending January 31, 2018 and 2017. We do not expect to generate revenues until we have established a new business plan and operations and successfully implemented such business plan.

Three months ended January 31, 2018 compared to three months ended January 31, 2017

We incurred operating expenses of $50,220 for the three months ended January 31, 2018, compared with operating income of $4,053 for the three months ended January 31, 2017. The most significant changes in operating expenses comprised of legal fees of $11,985 (2017 - $2,690) a difference of $9,295 or 345.5%, consulting fees of $30,000 (2017 - $2,271) a difference of $27,729 or 1221%, and foreign exchange of $2,707 (2017 - ($15,604)) a difference of $18,311 or (117.3%). The difference between periods was attributable to the additional legal fees for the current quarter ending related to the BC Securities Inquiry, consulting fees accrued per the investor relations agreement with Core IR, and foreign exchange adjustments relating to the large promissory note receivable balance in the comparable period.

We incurred other expenses of $27,142 for the three months ended January 31, 2018, as compared to other income of $7,361 for the three months ended January 31, 2017. Our other expenses consisted of interest expense of $1,937 (2017 - $616) a difference of $1,321 or 214.4%, interest income of $nil (2017 - $7,977) a difference of $7,977 or 100%, and accretion expense of $25,205 (2016 - $nil) a difference of $25,205 or 100%. Interest expense for 2018 and 2017 included $1,937 and $616, respectively, to reflect the interest accrued on promissory notes issued during the periods.

We incurred a net loss of $77,362 for the three months ended January 31, 2018, as compared with a net revenue of $11,414 for the prior year three-month period. The reason for the increase in loss is due largely to the foreign exchange loss of $2,707 (2017 – ($15,504)), legal fees of $11,985 (2017 - $2,690), and interest income of $nil (2017 - $7,977).

Nine months ended January 31, 2018 compared to nine months ended January 31, 2017

We incurred operating expenses of $179,516 for the nine months ended January 31, 2018, compared with operating expenses of $72,028 for the nine months ended January 31, 2017. The most significant changes in operating expenses comprised of consulting fees of $88,789 (2017 - $18,524) a difference of $70,265 or 379.3%, legal fees of $36,018 (2017 - $17,113) a difference of $18,905 or 110.5%, and audit fees of $23,713 (2017 - $13,726) a difference of $9,987 or 72.8%. The difference between periods was attributable to the additional legal fees for the current quarter ending related to the Arrangement Agreement with the Company, the investor relations agreement with Core IR, and other matters relating to legal filings required. Audit fees also increased due to the changeover of auditors for the year ending April 30, 2017.

We incurred other expenses of $81,477 for the nine months ended January 31, 2018, as compared to other loss of $16,839 for the nine months ended January 31, 2017. Our other expenses consisted of interest expense of $5,777 (2017 - $1,847) a difference of $3,930 or 212.8%, interest income of $nil (2017 - $18,686) a difference of $18,686 or (100%), and accretion expense of $75,616 (2017 - $nil) a difference of $75,616 or 100%. Interest expense for 2018 and 2017 included $5,777 and $1,847, respectively, to reflect the interest accrued on promissory notes issued during the periods.

We incurred a net loss of $260,993 for the nine months ended January 31, 2018, as compared with a net loss of $55,189 for the prior year nine-month period. The reason for the increase in loss is due largely to accretion expense recorded on convertible debt of $75,616 (2017 - $nil), consulting fees of $88,789 (2017 - $18,524), legal fees of $36,018 (2017 - $17,113), and audit and accounting fees of $23,713 (2017 - $13,726).

Liquidity and Capital Resources

As of January 31, 2018, we had total current assets of $3,144, consisting of cash in the amount of $3,144 and prepaid expenses of $nil. We had current liabilities of $283,490 as of January 31, 2018. Accordingly, we had a working capital deficit of $280,346 as of January 31, 2018.

As of April 30, 2017, we had total current assets of $31,809, consisting of cash in the amount of $27,880, prepaid expenses of $3,844 and due from related party of $85. We had current liabilities of $40,940 as of April 30, 2017. Accordingly, we had a working capital deficit of $9,131 as of April 30, 2017.

Operating Activities

Operating activities used $20,814 in cash for the nine months ended January 31, 2018 as compared to $48,467 used for the prior nine months ended January 31, 2017. The decrease in cash used for operating activities was attributable to the increase in net loss for the current period offset by non-cash adjustments which occurred during the current nine months ending.

Investing Activities

Investing activities used cash of $nil for the nine months ended January 31, 2018 as compared to $323,028 for the nine months ended January 31, 2017. The decrease in the use of cash was due to the advance of funds to GTBC in the prior year.

Financing Activities

Financing activities used cash of $3,656 for the nine months ended January 31, 2018, as compared to $369,530 for the nine months ended January 31, 2017, which comprised of $nil in due to related party payables offset by a promissory note repayment $3,656 (CDN$5,000) compared to $314,530 funds received for common stock in 2017.

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

Outstanding Share Data

On January 15, 2018, the Board of Directors approved a reverse stock split of the Company’s issued and authorized shares of common and preferred stock on the basis of 100 old shares for one (1) new share. The $0.001 par value of the common and preferred shares remained unchanged. This MD&A and the accompanying consolidated financial statements give retroactive effect to such reverse split and all share and per share amounts have been adjusted accordingly.

As of January 31, 2018, there were 383,855 shares of common stock outstanding. In addition, as of January 31, 2018, there were 20,956 share purchase warrants outstanding and 5,000 shares of common stock were issuable upon conversion of the convertible loan in the aggregate principal amount of $100,000 at the conversion price of $20.00 per share.

As of March 16, 2018, there were 383,864 shares of common stock outstanding.

Going Concern

Our financial statements have been prepared assuming that we will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have incurred cumulative losses of $1,291,124 through January 31, 2018, expect to incur further losses in the development of our new business and have been dependent on funding operations through the issuance of convertible debt and private sale of equity securities. These conditions raise substantial doubt about our ability to continue as a going concern. Management’s plans include continuing to finance operations through the private or public placement of debt and/or equity securities and the reduction of expenditures. However, no assurance can be given at this time as to whether we will be able to achieve these objectives.

As discussed in the notes to our unaudited consolidated financial statements, we have no established source of revenue. This has raised substantial doubt for our auditors about our ability to continue as a going concern. Without realization of additional capital, it would be unlikely for us to continue as a going concern.

Off Balance Sheet Arrangements

We have performed an analysis of the related party loan balance under ASC 810-10, and has determined that the loan represents a variable interest in GTBC. GTBC is a variable interest entity (“VIE”) and depends on the Company, as well as additional parties, for continuing financial support in order to maintain operations. However, the Company cannot make key operating decisions considered to be most significant to the VIE, and is therefore not considered to be the primary beneficiary. Our maximum exposure to loss approximates to the carrying value of the due from related party loan balance on the Balance Sheet at January 31, 2018.

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

Our principal executive officer and principal financial officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2018. Based on this evaluation he concluded that, as of January 31, 2018, our disclosure controls and procedures were effective such that the information relating to us that is required to be disclosed in our SEC reports: (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms; and (ii) is accumulated and communicated to our management, including our principal executive and financial officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter January 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are authorized to issue up to 11,250,000 shares of common stock, of which 383,855 shares of common stock were issued and outstanding as of January 31, 2018. As of January 31, 2018, we have 20,956 warrants outstanding which could further dilution in the future if exercised and 5,000 shares of common stock issuable upon conversion of a convertible loan in the aggregate principal amount of $100,000 at the conversion price of $20.00 per share. Our board of directors has the authority to cause us to issue additional shares of common stock without consent of our stockholders. Consequently, stockholders may experience dilution in their ownership of our stock in the future. As of March 16, 2018, there were 383,864 common shares and 20,956 warrants outstanding.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description of Exhibit

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EVOLUTION BLOCKCHAIN GROUP INC.

By: /s/ Lawrence Stephenson
Lawrence Stephenson
Chief Executive Officer and Chief Financial Officer

Date: March 16, 2018