Form 10-Q/A
period 2017-10-31
Evolution Blockchain Group Inc.
filed 2018-03-19
CIK 1606364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

360-305-1368 Registrant’s telephone number, including area code

n/a
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

EXPLANATORY NOTE

            This Amendment No. 1 on Form 10-QA (Amendment No. 1) amends our Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2017 (the “Original Filing”), filed with the U.S. Securities and Exchange Commission (the “SEC”) on January 2, 2018 (the “Original Filing Date”). The purpose of this Amendment No. 1 is to update Part II Item 1A for a change in the majority shareholder who has the ability to influence matters affecting our shareholders as well as to amend the authorized signatory page for the correct authorized signor pursuant to the requirements of the Securities Exchange Act of 1934.

            We have made no attempt in this Quarterly Report on Form 10-Q/A to modify or update the disclosures presented in the Original Report other than as noted in the previous paragraph. Except as noted above, this Quarterly Report on Form 10-Q/A does not reflect events occurring after the filing of the Original Report. Accordingly, this Quarterly Report on Form 10-Q/A should be read in conjunction with the Original Report, and the Company’s other filings with the Securities and Exchange Commission (“SEC”) subsequent to the filing of the Original Report, including any amendments thereto.

            Pursuant to Rule 12b-15 under the Exchange Act, this Amendment No. 1 also contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto. Because no financial statements are included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted.

            Unless expressly indicated or the context requires otherwise, the terms “Evolution,” “our company,” the “Company,” “we,” “us,” and “our” in this document refer to Evolution Blockchain Group, Inc. (formerly, Garmatex Holdings Ltd.), a Nevada corporation, and, where appropriate, its wholly owned subsidiary.

PART II - OTHER INFORMATION

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

Because James Bregani controls a large percentage of our voting stock, he has the ability to influence matters affecting our stockholders.

James Bregani, a majority shareholder, owns over 40% of our common stock and controls a majority of the votes attached to our outstanding voting securities. As a result, he has the ability to influence matters affecting our stockholders, including the election of directors, the acquisition of assets, and the issuance of securities. Because he controls a majority of votes, it would be very difficult for investors to replace our management if they disagree with the way our business is being operated. Because the influence by Mr. Bregani could result in management making decisions that are in the best interest of Mr. Bregani and not in the best interest of the investors, you may lose some or all of the value of your investment in our common stock.

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

Item 6. Exhibits

Exhibit Number	Description of Exhibit

31.3	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.4	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GARMATEX HOLDINGS INC.

By: /s/ LawrenceStephenson
Lawrence Stephenson Chief Executive Officer, Chief Financial Officer, President,
Secretary, Treasurer and sole Director

Date: March 19, 2018